Form 10-Q
period 1995-03-31
VIDEO JUKEBOX NETWORK INC
filed 1995-05-12
CIK 803266

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _______

                         Commission File Number 0-15445

                          VIDEO JUKEBOX NETWORK, INC.
- - --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Florida                                          59-2605267
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                          Number)

1221 Collins Avenue, Miami Beach, Florida                           33139
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305)-674-5000
- - --------------------------------------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                  -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                             Number of Shares Outstanding
                                                 on May 10, 1995
Common Stock, Par Value $.001 Per Share            23,673,281

Transitional Small Business Disclosure Format:     Yes        No  X
                                                      ----      ----

                          VIDEO JUKEBOX NETWORK, INC.

                                     INDEX

PART I           FINANCIAL INFORMATION                             PAGE

         Item 1  Financial Statements


                 Consolidated Balance Sheet at
                 March 31, 1995 (Unaudited)                          3

                 Consolidated Statements of Operations
                 for the Three Months ended March 31,
                 1995 and 1994, (Unaudited)                          4


                 Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 1995
                 and 1994 (Unaudited)                                5

                 Notes to Financial Statements                       6


         Item 2  Management's Discussion and Analysis or
                 Plan of Operation                                   8


PART II          OTHER INFORMATION


         Item 5  Other Information                                  13

         Item 6  Exhibits                                           13


SIGNATURES                                                          14

                          VIDEO JUKEBOX NETWORK, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------

                                                                        MARCH 31,
                                                                          1995
                                                                      ------------
ASSETS:
- - -------

CURRENT ASSETS
  Cash and cash equivalents                                           $  7,373,840
  Accounts receivable, less allowances for chargebacks
     and doubtful accounts of $ 1,357,250                                1,829,225
  Merchandise Inventory                                                     20,000
  Prepaid expenses                                                         339,052
                                                                      ------------
                 TOTAL CURRENT ASSETS                                    9,562,117
                                                                      ------------

PROPERTY AND EQUIPMENT, NET                                              3,020,082

DEFERRED COSTS AND OTHER ASSETS, NET                                       462,848
                                                                      ------------
                 TOTAL ASSETS                                         $ 13,045,047
                                                                      ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
- - -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                    $  1,334,817
  Accrued expenses                                                       2,293,336
  Short-term borrowings                                                      3,952
                                                                      ------------
                 TOTAL CURRENT LIABILITIES                               3,632,105
                                                                      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  8% Cumulative convertible preferred
     stock, $1.00 par value, 200,000 shares
     authorized, none issued                                                     -
  Common stock, $.001 par value,
     40,000,000 shares authorized, 23,673,281
     shares issued and outstanding                                          23,673

  Additional paid in capital:
     Additional paid in capital                                         29,850,938
     Less deferred compensation                                           (186,848)
                                                                      ------------
                                                                        29,664,090

  Accumulated deficit                                                  (20,256,357)
  Cumulative foreign currency translation loss                             (18,464)
                                                                      ------------
                 TOTAL STOCKHOLDERS' EQUITY                              9,412,942
                                                                      ------------
                 TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                $ 13,045,047
                                                                      ============



See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------

                                                                  FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,         MARCH 31,
                                                                    1995              1994
                                                                 -----------------------------
REVENUES
  Net viewer revenues                                            $ 3,186,609       $ 2,829,749
  Advertising and other revenues                                   1,629,967         1,176,139
                                                                 -----------       -----------
                                                                   4,816,576         4,005,888

  Interest income                                                    107,632            11,236
                                                                 -----------       -----------
                                                                   4,924,208         4,017,124
                                                                 -----------       -----------

COSTS AND EXPENSES
  Affiliate fees, site costs and
     telephone service                                             1,799,358         1,541,049
  Distribution, general and
     administrative                                                3,138,008         2,345,106
  Satellite transponder and management fees
     paid to related parties                                         512,167           750,000
  Depreciation and amortization                                      352,595           442,323
  Stock and warrant compensation                                      67,305            67,304
  Interest                                                               788            21,349
                                                                 -----------       -----------
                                                                   5,870,221         5,167,131
                                                                 -----------       -----------
NET LOSS BEFORE MINORITY INTEREST
  IN LOSS OF SUBSIDIARY                                             (946,013)       (1,150,007)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                               22,894            19,669
                                                                 -----------       -----------

NET LOSS                                                         $  (923,119)      $(1,130,338)
                                                                 ===========       ===========

Net loss per common share                                             ($0.04)           ($0.07)
                                                                 ===========       ===========
Weighted average number of
  common shares outstanding                                       23,672,111        17,216,929
                                                                 ===========       ===========



See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------

                                                                  FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,         MARCH 31,
                                                                    1995              1994
                                                                 -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (923,119)      $(1,141,767)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                   352,595           442,323
     Related party debt issued for services                                0           600,000
     Stock and warrant compensation and amortization                  67,305            67,304
     Change in assets and liabilities:
       Decrease in accounts receivable                               463,507            44,255
       Decrease (Increase) in prepaid expenses, deferred
         costs and other assets                                      216,203          (137,526)
       (Decrease) Increase in accounts payable and
         accrued expenses                                            (59,014)          433,104
       Increase in interest payable due to related parties                 0            20,713
       Minority interest in loss of subsidiary                       (16,323)           (8,068)
                                                                 -----------       -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                          101,154           320,338
                                                                 -----------       -----------

CASH FLOW FROM INVESTING ACTIVITY:
  Capital expenditures                                              (776,420)         (166,057)
                                                                 -----------       -----------
  NET CASH USED IN INVESTING ACTIVITY                               (776,420)         (166,057)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                          1,333            50,500
  Payments of short-term borrowings                                     (440)          (40,131)
                                                                 -----------       -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                              893            10,369
                                                                 -----------       -----------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                             30,203            (1,082)
                                                                 -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           (644,170)          163,568
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   8,018,010         1,702,533
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 7,373,840       $ 1,866,101
                                                                 ===========       ===========



See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.

                         NOTES TO FINANCIAL STATEMENTS


1. The financial information included herein is submitted pursuant to the requirements of Form 10-QSB and does not include all disclosures required by generally accepted accounting principles. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994. The accompanying interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. In February 1992, the Company initiated operations in the United Kingdom through an international subsidiary, which is 91% owned by the Company. The minority interest in the subsidiary operations has been reflected in the financial statements herein.

3. Loss per share is computed based on the weighted average shares of common stock outstanding during the quarter. Since the Company has experienced net operating losses, common stock equivalents are not considered in the computation of loss per share as their effect would be to decrease net loss per share.

4. On October 18, 1994, the Company entered into an agreement in principle to sell a 50 percent equity interest in Video Jukebox Network International, Limited ("VJNIL") to Ticketmaster (or a company it controls) for $2 million in cash. This 91 percent owned subsidiary operates the Company's interactive music programming in the United Kingdom. As part of such transaction, Ticketmaster would loan to VJNIL approximately $1,500,000 which would equal the aggregate amount of the advances that have been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company would be secured by all of the assets of VJNIL and the principal amount of VJNIL's debt to Ticketmaster, and the Company would accrue interest at the rate of prime plus one percent. The agreement in principle also provides for Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. The Company also intends to purchase the share of VJNIL owned by Vincent Monsey, the Managing Director of VJNIL, by issuing Mr. Monsey 225,000 newly-issued shares of the Company's common stock. The agreement in principle is subject to negotiation of definitive agreements, standard closing conditions and the approval of the Boards of Directors of the Company, VJNIL, and Ticketmaster, as well as Mr. Monsey. Accordingly, there can be no assurance that the transaction will be completed.

         5. Effective January 1, 1995, the Company terminated its obligations under separate agreements to pay management/consulting fees in the aggregate amount of $43,333 per month to three stockholders of the Company. Prior to such termination, the Company was required to pay: (i) a fee of $12,500 per month to StarNet, Inc. for consulting services related to the development of to the Company's domestic operations; (ii) a fee of $25,000 per month to Communications Equity Associates for consulting services related to the Company's international operations; and (iii) a fee of approximately $5,833 per month to Island Trading Company, Inc. for consulting services related to merchandizing and music programming.

                 Item 6.  Exhibits

                 Exhibit 27 - Financial Data Schedules (for SEC use only)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
________________________________________________________________________________


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

The Company incurred a net loss of $923,119 for the three months ended March 31, 1995 as compared to $1,130,338 for the comparable prior year period.

Net viewer revenue increased $357,000 from $2,830,000 to $3,187,000 or 12.6% for the three months ended March 31, 1995 as compared with the same prior year period. This net increase resulted from an 11.0% improvement in the Company's domestic gross viewer performance (an increase of $374,000 from $3,406,000 for the first quarter of 1994 to $3,780,000 in the first quarter of 1995). Management attributes the increase in gross domestic revenue to programming enhancements, the consolidation of unprofitable boxes and improved marketing efforts of the Company's programming. These efforts have also contributed to improved revenue performance per box. Average gross monthly revenues for the first quarter 1995 were $9,870 per box as compared with $8,601 per month for the comparable prior year period, a 14.8% increase. The improvement in gross domestic revenue was offset by an increase of $30,000 from first quarter 1994 to first quarter 1995 in the fixed billing charges due to the increase in revenues. Another reduction in net viewer revenues results from chargebacks related to customers who deny having made music video requests. These chargebacks increased by $92,000 for the first quarter 1995 as compared with the same prior year period due to the increased revenue levels. The Company continues the credit limiting and call blocking procedures initiated in first quarter 1993, however, due to the lack of timely information from its telephone services provider, has been hampered from reducing the chargeback percentage further. The remainder of the net revenue increase resulted from the Company's expansion of its operations in the United Kingdom. The average number of boxes in the United Kingdom in 1994 totaled 15.7 as compared with an average of 19 boxes in service during first quarter 1995. As a result, international revenues increased by $105,000 from $215,000 for the three months ended March 31, 1994 to $320,000 for the three months ended March 31, 1995.

Advertising sales increased 38.6% from $1,176,000 for the first quarter of 1994 to $1,630,000 for the same current year period. The increase resulted from improved performance in all categories of advertising: national sales were up 16.2% for first quarter 1995 as compared with the same prior year period; record industry sales were up 46.3% from the 1994 level and direct response advertising increased by 9% from 1994 to 1995. Beginning in the first quarter of 1994, the Company began the expansion of its national advertising sales efforts with the addition of a sales person in the Los Angeles area who concentrated on movie studio advertising and West Coast national accounts. In May 1994, an East Coast salesperson was hired who sold national advertising in New York City. During April 1995, the Company hired two additional national sales directors to respond to the increased national advertising demands.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Affiliate fees, site costs and telephone service expenses were 56.5% and 54.5% of net viewer revenue for the three months ended March 31, 1995 and 1994, respectively. This reflects an increase of $258,000 from $1,541,000 to $1,799,000 for the three months ended March 31, 1994 and 1995, respectively, which resulted mainly from an increase in the low power television ("LPTV") affiliate commissions and site costs of $161,000 from the first quarter of 1994 to the first quarter of 1995. The average number of affiliated LPTV boxes increased from 30 to 40.7 for the first quarters of 1994 and 1995, respectively. Since the majority of the Company's cable affiliation fees are now based upon a percentage share of revenue, such fees decreased by $6,000 during the first quarter of 1995 as compared with the same prior year period due to fewer cable systems on minimum performance guarantees. The Company also experienced an increase totaling approximately $18,000 in United Kingdom affiliation fees and telecommunication charges related to the increased level of United Kingdom operations in the quarter ended March 31, 1995 as compared with the same prior year period. Music costs related to the licensing fees for the music product aired in the Company's programming, which is based upon a percentage of revenue, increased by $27,000 for the first quarter of 1995 as compared with the same prior year period. Due to the increased level of operations domestically, transport and telecommunications expenses associated with each local box, and the 900 number calls delivered, increased by $58,000, from $491,000 for the first quarter of 1994 to $549,000 for the first quarter of 1995.

Distribution, general and administrative expenses for the three months ended March 31, 1995 totaled approximately $3,138,000 which was $793,000 more than the comparable prior year period. Approximately $399,000 of this increase resulted from higher salaries, wages, sales commissions, relocation and recruitment expenditures associated with the increased staffing levels in affiliate sales, marketing, programming and production, the employment of a Chief Executive Officer and increased advertising sales commissions for the Company's expanded in-house sales efforts. Office and administration expenditures increased $109,000 from first quarter 1994 to the same 1995 period due to higher rent and insurance related to the relocation of the Company's corporate headquarters from a North Miami location to the South Beach area of Miami Beach, expansion of the Company's Los Angeles sales office (which was first established in March 1994) to incorporate additional affiliate sales and international development personnel, the establishment in March 1995 of the New York national sales office, and the related equipment rentals and office supplies expenditures. Approximately $117,000 of the increase resulted from expanded sales and promotional efforts, with higher levels of spending for trade advertising, cable and music industry events, premiums, travel and entertainment and extensive demographic market research. Due to establishment of new and expanded offices, operations and telecommunications expenditures increased by $56,000 for the first quarter ended March 31, 1995 as compared with the same prior year period. For the three months ended March 31, 1995, expenditures for the United Kingdom operations as compared to the same prior

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)
 RESULTS OF OPERATIONS (CONTINUED)

year period increased by $220,000, with the increases resulting from higher expenditures of $56,000 for salaries, $33,000 for expanded office space and administrative costs, $86,000 for programming, production and shipping and $45,000 for trade advertising, events and travel and entertainment. Legal expenses decreased by $57,000 for the first quarter of 1995 as compared with the same 1994 period due to minimal 1995 costs incurred in connection with the Company's litigation with Healthcare Communications, Incorporated. Due to the elimination of any advertising sales representation by an outside agency, the commission related to such sales decreased by $38,000 for the first quarter of 1995 as compared with the first quarter of 1994. Costs related to production, disc and tape preparation and related shipping expenditures decreased by approximately $13,000 for the quarter ended March 31, 1995 as compared with the same prior year period due to fewer laser discs pressed for the domestic operations.

Satellite transponder and management fees paid to related parties were $512,167 for the three months ended March 31, 1995, as compared as compared with $750,000 for the comparable period of 1994, representing a 32% decrease in such fees. The decrease is attributable to a reduction in the Company's monthly satellite transponder fee of a minimum of $90,000 per month, which occurred on February 15, 1995 when the Company converted from analog to digital satellite transmission. In addition, the 1995 period figures do not include consulting fees equal to $50,000 per month that were paid during the first quarter of 1994. These fees were eliminated effective January 1, 1995 through the Company's cancellation of two consulting agreements with stockholders of the Company. The only related party consulting expense for first quarter 1995 relates to a reimbursement of approximately $47,000 to Island Trading Company, Inc. ("Island") for the salary, taxes and benefits related to an Island employee whose services were used by the Company during first quarter 1995.
See Part II, Item 5 of this Report.

Depreciation and amortization for the three months ended March 31, 1995 decreased by approximately $90,000, or 2.5% from the prior year period, as a result of certain equipment becoming fully depreciated. The Company does expect depreciation and amortization to increase in future quarters due to new furniture and equipment purchases and leasehold improvements associated with the new corporate headquarters office space and the expanded Los Angeles satellite office space.

Stock and warrant compensation, a non-cash expenditure, was approximately $67,000 for both three month periods ended March 31, 1995 and 1994 due to no new employee stock options issued above market price during 1994.

Interest expense decreased from approximately $21,000 for the three months ended March 31, 1994 to approximately $800 for the same period in 1995 due to the fact that certain of the Company's long-term debt related to the payment of the satellite transponder and uplink charges was converted into shares of the Company's common stock in December 1994.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)
________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES


The Company's current ratio (current assets to current liabilities) was 2.63 to
1.00 at March 31, 1995 as compared to 1.13 to 1.00 at March 31, 1994. At March 31, 1995, the Company's current assets exceeded its current liabilities by approximately $5,930,000.

The Company is using the proceeds from two financing transactions in 1994 to:
(i) expand the distribution of the Company's programming by constructing and installing additional box units; (ii) advertise, market and promote the Company's programming; (iii) research, develop, maintain and improve the Company's software and equipment; (iv) fund working capital; and (v) purchase technical equipment for programming production. In order to expand distribution, the Company is examining upfront cash payments in the aggregate amount of up to approximately $3,000,000 which would be made for guaranteed long-term cable affiliation agreements. Although there can be no assurances, management believes that expansion of the distribution of the Company's programming will lead to increased advertising and viewer revenues and will enable the Company to more efficiently utilize fixed cost expenditures. The Company will additionally continue its efforts to relocate existing box units to more profitable locations in order to attempt to improve the revenues generated by the Company's existing box units. Additional financing may be needed in order for the Company to achieve its goal of significantly expanding the distribution of its programming to a level which will allow the Company to operate profitably.

To provide capital for the United Kingdom international operations, the Company has entered into an agreement in principle to sell 50% of the Company's interest in its United Kingdom subsidiary to Ticketmaster for $2,000,000. See
Item 5, Other Information for further details.

Management has and will continue to undertake several operational measures in an effort to continue to improve the Company's liquidity and cash flow position. On February 14, 1995, the Company renegotiated its affiliation agreement with Tele-Communications, Inc. ("TCI") to provide that TCI's cable systems are compensated based on a specified percentage of net revenues generated by the Company with a reduced guaranteed minimum monthly fee. Annual savings of approximately $436,000 are expected to result from this renegotiation. Additionally, another large multiple system operator has verbally agreed to match TCI's terms which would result in annual savings of approximately $449,000. However, there are no assurances that this cable operator will formally agree to honor its verbal commitment. Management has effected certain measures which have reduced overhead and operating expenses, particularly fees paid to the telephone companies, but continues to analyze additional changes which can further reduce such

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


expenses. A new method of handling the 900 telephone calls is scheduled to be implemented by September 1995 which, the Company estimates, will save over $200,000 per year in telecommunications costs.

In an effort to increase net viewer revenue, the Company continues to rewrite key portions of its interactive computer software allowing for easier consumer ordering, reduction in duplicate orders (which had often resulted in non-payment) and constant on-air reminders of the appropriate order telephone numbers. Advertising revenues have been increasing every quarter over the previous year's quarter since the Company's sales efforts began. To continue this trend, the Company has increased sales staff, scheduled special record label promotions, value added promotions and has also increased rates for prime time advertising space due to the increased demand.

The Company has used approximately $700,000 during the first quarter of 1995 to purchase a new production edit suite, new graphics station, furniture and equipment for the new corporate location, upgrade of the Company's computer network and telephone system and miscellaneous leasehold improvements. Further cash outlays of approximately $150,000 are expected to complete the leasehold improvements for the new office space and the computer system requirements for the additional staffing levels.

The Company's lease on its prior corporate headquarters location expires on August 1, 1995. The Company has been unable to sublet its prior office space or negotiate a settlement of rent, and therefore, the Company will incur payments of up to approximately $110,000 for rent on its prior office space for the period from April 1, 1995 through August 1, 1995. However, this cash outlay is offset with an initial five months of free rent associated with the new office location. In addition, the Company presently has allocated $1.5 million for the expansion of its international operations outside of the United Kingdom. The Company converted its analog signal to a digital signal in February 1995, which has reduced the monthly satellite transponder fee to a maximum of $110,000 per month, an annual savings of at least $900,000 over the fees charged in 1994.

                          PART II:  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On October 18, 1994, the Company entered into an agreement in principle to sell a 50 percent equity interest in Video Jukebox Network International, Limited ("VJNIL") to Ticketmaster (or a company it controls) for $2 million in cash. This 91 percent owned subsidiary operates the Company's interactive music programming in the United Kingdom. As part of such transaction, Ticketmaster would loan to VJNIL approximately $1,500,000 which would equal the aggregate amount of the advances that have been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company would be secured by all of the assets of VJNIL and the principal amount of VJNIL's debt to Ticketmaster, and the Company would accrue interest at the rate of prime plus one percent. The agreement in principle also provides for Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. The Company also intends to purchase the share of VJNIL owned by Vincent Monsey, the Managing Director of VJNIL, by issuing Mr. Monsey 225,000 newly-issued shares of the Company's common stock. The agreement in principle is subject to negotiation of definitive agreements, standard closing conditions and the approval of the Boards of Directors of the Company, VJNIL, and Ticketmaster, as well as Mr. Monsey. Accordingly, there can be no assurance that the transaction will be completed.

Concurrent with the appointment of Alan McGlade as the Company's Chief Executive Officer on January 1, 1995, the Company terminated its obligations under separate agreements to pay management/consulting fees in the aggregate amount of $43,333 per month to three stockholders of the Company. Prior to such termination (effective January 1, 1995), the Company was required to pay: (i) a fee of $12,500 per month ($25,000 per month prior to December 1994) to StarNet, Inc. for consulting services related to the development of the Company's domestic operations; (ii) a fee of $25,000 per month to Communications Equity Associates for consulting services related to the Company's international operations; and (iii) a fee of approximately $5,833 per month to Island Trading Company, Inc. for consulting services related to merchandizing and music programming.

ITEM 6.      EXHIBITS

Exhibit 27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VIDEO JUKEBOX NETWORK, INC.
                                        ---------------------------
                                        (REGISTRANT)




Date:     May 11, 1995                  By: /s/ Alan McGlade
                                            ---------------------------------
                                        Alan McGlade
                                        President and Chief Executive Officer





Date:     May 11, 1995                  By: /s/ Luann M. Simpson
                                            ---------------------------------
                                        Luann M. Simpson
                                        Chief Financial and
                                           Administrative Officer