Form 10QSB
period 1995-06-30
VIDEO JUKEBOX NETWORK INC
filed 1995-08-14
CIK 803266

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    ---------

                         Commission File Number 0-15445

                          VIDEO JUKEBOX NETWORK, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Florida                                         59-2605267
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                              Number)

1221 Collins Avenue, Miami Beach, Florida                     33139
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (305)-674-5000
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                  Number of Shares Outstanding
                                                    on August 10, 1995

Common Stock, Par Value $.001 Per Share                  23,900,281

Transitional Small Business Disclosure Format:       Yes       No  X
                                                         ---      ---

                          VIDEO JUKEBOX NETWORK, INC.

                                     INDEX

PART I           FINANCIAL INFORMATION                                       PAGE
         Item 1  Financial Statements


                 Balance Sheet at
                 June 30, 1995 (Unaudited)                                    3

                 Consolidated Statements of Operations
                 for the Three Months and Six Months ended
                 June 30, 1995 and 1994 (Unaudited)                           4


                 Consolidated Statements of Cash Flows
                 for the Three Months and Six Months
                 Ended June 30, 1995 and 1994 (Unaudited)                     5

                 Notes to Financial Statements                                6


         Item 2  Management's Discussion and Analysis or
                 Plan of Operation                                            8


PART II          OTHER INFORMATION


         Item 5  Other Information                                           19

         Item 6  Exhibits and Reports on Form 8-K                            20



SIGNATURES                                                                   21

                          VIDEO JUKEBOX NETWORK, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                             JUNE 30,
                                                               1995
                                                           ------------
ASSETS:
-------

CURRENT ASSETS
  Cash and cash equivalents                                $  8,620,471
  Accounts receivable, less allowances for chargebacks
     and doubtful accounts of $1,453,725                      1,204,505
     and $532,796 at December 31, 1992
  Merchandise Inventory                                          71,752
  Prepaid expenses                                              148,025
                                                           ------------
                   TOTAL CURRENT ASSETS                      10,044,753
                                                           ------------

PROPERTY AND EQUIPMENT, NET                                   2,565,536

DEFERRED COSTS AND OTHER ASSETS, NET                            452,387

INVESTMENT IN AND ADVANCES TO
                          UNCONSOLIDATED SUBSIDIARY             348,471
                                                           ------------
                   TOTAL ASSETS                            $ 13,411,147
                                                           ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES
  Accounts payable                                         $    847,454
  Accrued expenses                                            2,319,428
                                                           ------------
                   TOTAL CURRENT LIABILITIES                  3,166,882
                                                           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   8% Cumulative convertible preferred
      stock, $1.00 par value, 200,000 shares
      authorized, none issued                                         -
   Common stock, $.001 par value,
      40,000,000 shares authorized, 23,900,281
      shares issued and outstanding                              23,900

    Additional paid in capital:
      Additional paid in capital                             30,119,899
      Less deferred compensation                               (119,544)
                                                           ------------
                                                             30,000,355

    Accumulated deficit                                     (19,766,125)
    Cummulative foreign currency translation loss               (13,865)
                                                           ------------
                   TOTAL STOCKHOLDERS' EQUITY                10,244,265
                                                           ------------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                  $ 13,411,147
                                                           ============


See Notes to  Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                        JUNE 30,          JUNE 30,           JUNE 30,           JUNE 30,
                                                          1995              1994               1995               1994
                                                      -----------      ------------        -----------        ------------
REVENUES
    Net viewer revenues                               $ 3,049,909      $  2,911,558        $ 6,236,518        $  5,741,307
    Advertising and other revenues                      1,783,467         1,626,632          3,413,434           2,802,771
                                                      -----------      ------------        -----------        ------------
                                                        4,833,376         4,538,190          9,649,952           8,544,078
   Gain on sale of interest in subsidiary               1,354,076                 0          1,354,076                   0
    Interest income                                       113,499            52,555            221,131              63,791
                                                      -----------      ------------        -----------        ------------
                                                        6,300,951         4,590,745         11,225,159           8,607,869
                                                      -----------      ------------        -----------        ------------


COSTS AND EXPENSES
  Affiliate fees, site costs and
    telephone service                                   1,307,636         1,582,472          3,106,994           3,123,521
  Distribution, general and
    administrative                                      3,548,873         2,885,623          6,663,987           5,230,728
  Satellite transponder, rent  and management fees
    paid to related parties                               499,892           798,386          1,012,059           1,548,386
  Depreciation and amortization                           386,126           433,629            738,721             875,952
  Stock and warrant compensation                           67,304            68,867            134,609             136,172
  Interest                                                    889            35,600              1,677              56,949
                                                      -----------      ------------        -----------        ------------
                                                        5,810,720         5,804,577         11,658,047          10,971,708
                                                      -----------      ------------        -----------        ------------
INCOME (LOSS) BEFORE MINORITY INTEREST
     IN LOSS OF SUBSIDIARY                                490,231        (1,213,832)          (432,888)         (2,363,839)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                         0             6,956                  0              15,196
                                                      -----------      ------------        -----------        ------------

NET  INCOME (LOSS)                                    $   490,231      $ (1,206,876)       $  (432,888)       $ (2,348,643)
                                                      ===========      ============        ===========        ============


Net income (loss) per common share                    $      0.02      $      (0.06)       $     (0.02)       $      (0.13)
                                                      ===========      ============        ===========        ============

Weighted average number of
  common shares outstanding                            23,676,479        19,198,385         23,674,307          18,213,130
                                                      ===========      ============        ===========        ============


See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,        JUNE 30,
                                                                        1995            1994
                                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (432,888)   $ (2,348,643)
  Adjustments to reconcile net loss to net
    cash provided by  (used in) operating activities:
     Depreciation and amortization                                      738,721         875,952
     Gain on sale of interest in subsidiary                          (1,354,076)              0
     Related party debt issued for services                                   0       1,200,000
     Stock and warrant compensation and amortization                    134,609         136,172
     Change in assets and liabilities:
       Decrease (Increase) in accounts receivable                       778,060        (610,396)
       Decrease (Increase) in prepaid expenses, deferred costs and
         other assets                                                   309,323        (149,451)
       Increase in accounts payable and accrued expenses                 60,736         562,118
       Increase in interest payable due to related parties                    0          55,657
       Minority interest in loss of subsidiary                           84,670         (11,467)
                                                                    -----------    ------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   319,155        (290,058)
                                                                    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash received from sale of interest in subsidiary               1,607,574               0
  Capital expenditures                                               (1,399,435)       (349,496)
                                                                    -----------    ------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   208,139        (349,496)
                                                                    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                             3,333       4,699,128
  Payments of short-term borrowings                                        (865)        (80,292)
                                                                    -----------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,468       4,618,836
                                                                    -----------    ------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                72,699           4,682
                                                                    -----------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               602,461       3,983,964
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      8,018,010       1,702,533
                                                                    -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 8,620,471    $  5,686,497
                                                                    ===========    ============

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Financing of unexpired insurance premium                        $         0    $     39,728
                                                                    ===========    ============
    Stock issued for purchase of minority interest in subsidiary    $   267,188    $          0
                                                                    ===========    ============


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

2. In February 1992, the Company initiated operations in the United Kingdom through an international subsidiary, Video Jukebox Network International Limited, ("VJNIL"), which was 91% owned by the Company. On June 30, 1995, the Company purchased the remaining nine percent of VJNIL from its minority shareholder in exchange for 225,000 shares of the Company's common stock, which was valued at $267,188.

         Also on June 30, 1995, the Company completed the sale of a 50 percent equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal and investment banking expenses related to this transaction totaled approximately $452,000. As part of such transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that had been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company are secured by all of the assets of VJNIL and will accrue interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among the Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50 percent equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S.$1 million). This administrative services agreement, which expires June 30, 2000, requires Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note will not accrue interest and monthly payments of principal will be forgiven in full so long as Ticketmaster is providing services to VJNIL under the administrative services agreement.

         Accordingly, the remaining investment in the international subsidiary is accounted for on the equity method of accounting effective June 30, 1995. Prior to June 30, 1995, the subsidiary's assets, liabilities and operations had been consolidated with the Company. The Company's remaining investment in and advances to VJNIL reflect its remaining interest in VJNIL's losses recognized through June 30, 1995. A summary of the operating results for VJNIL is as follows:

                               For the three months ended    For the six months ended
                                  6/30/95       6/30/94        6/30/95       6/30/94
                                  -------       -------        -------       -------
Net viewer revenues              $ 325,657      $269,576     $  645,420     $ 485,062
Advertising and other               84,325        10,694        138,439        23,603
                                 ---------      --------     ----------     ---------
                                   409,982       280,270        783,859       508,665
                                 ---------      --------     ----------     ---------

Affiliate fees, site costs
   and telephone                   191,377        74,077        293,168       130,648
Distribution, General
   and administrative              393,729       221,104        811,806       419,420
Depreciation/Amort                  76,611        34,891        144,831        62,578
Interest Expense                       889        27,482         41,057        64,858
                                 ---------      --------     ----------     ---------
                                   662,606       357,554      1,290,862       677,504
                                 ---------      --------     ----------     ---------
Net Loss                         $(252,624)     $(77,284)    $ (507,003)    $(168,839)
                                 =========      ========     ==========     =========

3. Net income and net loss per share computations are based on the weighted average shares of common stock outstanding during the quarter. Common stock equivalents were not considered in the computation of net income or loss per share as their effect was immaterial to net income per share or resulted in a decrease in net loss per share.

4. Effective January 1, 1995, the Company terminated its obligations under separate agreements to pay management/consulting fees in the aggregate amount of $43,333 per month to three stockholders of the Company. Prior to such termination, the Company was required to pay:
         (I) a fee of $12,500 per month to StarNet, Inc. for consulting services related to the development of the Company's domestic operations; (ii) a fee of $25,000 per month to Communications Equity Associates for consulting services related to the Company's international operations; and (iii) a fee of approximately $5,833 per month to Island Trading Company, Inc. for consulting services related to merchandising and music programming.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.

The Company recognized a net income of $490,231 for the three months ended June 30, 1995 as compared to a net loss of ($1,206,876) for the comparable prior year period. Of the net income, $1,354,076, is attributable to the gain realized on the sale by the Company of fifty percent of its ownership in the Company's United Kingdom subsidiary, Video Jukebox Network International Limited ("VJNIL"). Without this gain, the Company experienced a net loss for the quarter ended June 30, 1995 of ($863,845), which represents an improvement in financial results for the second quarter of 1995 over the net results of second quarter 1994 of 28.4 percent.

Net viewer revenue increased $138,000 from $2,912,000 to $3,050,000 or 4.7% for the three months ended June 30, 1995 as compared with the same prior year period. This net increase resulted from a combination of factors: the reduction in the number of chargebacks related to customers who deny having made music video requests ($121,000 positive impact on net viewer revenue) and the improvement in the transactional viewer revenues of the United Kingdom subsidiary ($56,000 positive impact on net viewer revenue), offset by a small decline in domestic gross viewer performance and the related decrease in fixed billing charges from the Company's telephone service provider related to the lower revenue level ($39,000 negative impact on net viewer revenue).

The Company's domestic gross viewer revenues decreased by approximately $42,000, from $3,572,000 for the second quarter of 1994 to $3,530,000 in the second quarter of 1995. On February 28, 1995, in order to dramatically reduce the Company's satellite transponder and uplink expenditures, the Company converted its analog satellite signal to a digital feed. With this transition, the satellite box unit was no longer receivable by home satellite dishes unless the owner purchased a digital receiver, which currently costs approximately $1,900 each. This price is expected to be reduced over the next year as the next generation of digital technology is released in the homes. Until that time or until any further cable or broadcast carriage is attained, transactional viewer revenues for this box would not realize the net monthly levels of approximately $21,000 achieved in prior periods. Further, in light of these reduced revenue levels, the Company decided to program the satellite box as an alternative music product which is preprogrammed based upon viewer selections nationwide and thereby eliminated the 900 request line from the satellite service in May 1995. Unless the Company reinstates the 900 request line, which is not planned at this time, it is expected that the net annual viewer revenues after variable costs in 1995 related to the satellite box will total less than $40,000 as compared with $263,000 realized for the year ended December 31, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Average monthly gross viewer revenue per box for the two periods indicates improvement, however, with the average totaling $9,549 per box per month for the second quarter of 1994 as compared to $9,670 for the same 1995 period, a 1.3% increase. With the reduction in gross domestic revenue, the related 8% fixed billing charge from the Company's telephone provider decreased by approximately $3,000 from second quarter 1994 to second quarter 1995.

A positive impact on net viewer revenue was made through the reduction in chargebacks related to customers who deny having made music video requests. These chargebacks decreased by $121,000 for the second quarter 1995 as compared with the same prior year period due to the improvement realized from the Company's credit limiting and call blocking procedures plus the decreased revenue level experienced resulted in a lower reserve required for future chargebacks. The remainder of the net revenue increase resulted from the Company's expansion of its operations in the United Kingdom and internal subscriber growth on the cable systems carrying the Company's programming. The average number of boxes in the United Kingdom in second quarter 1994 totaled 19 as compared with an average of 19.7 boxes in service during second quarter 1995. As a result, international revenues increased by $56,000 from $270,000 for the three months ended June 30, 1994 to $326,000 for the three months ended June 30, 1995.

Advertising sales and other revenues increased 9.6% from $1,627,000 for the second quarter of 1994 to $1,783,000 for the same current year period. The increase resulted from improved performance in national advertising and record industry advertising. National sales increased modestly by 1.1 % for the second quarter of 1995 over the same 1994 period. Record industry sales were up 8.5 % from the 1994 level, while direct response advertising decreased by 6.7% from 1994 to 1995. While the advertising improved overall in 1995, the Company is only starting to realize the impact of initiating an internal national sales
effort.   Strong advanced bookings have been placed for third and fourth quarter 1995 totaling over $3.85 million. While there can be no assurance that all of these non-binding commitments to advertise will be honored, the Company is encouraged by the heightened interest in its programming service as an advertising vehicle. With the late 1994 employment of an advertising salesperson by the Company's United Kingdom subsidiary, advertising revenues realized by the United Kingdom subsidiary increased from approximately $11,000 for the second quarter of 1994 to over $84,000 for the same quarter 1995. During the second quarter of 1995, the Company recognized $24,000 in miscellaneous revenue related to various sources.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Affiliate fees, site costs and telephone service expenses were 54.4% and 42.9% of net viewer revenue for the three months ended June 30, 1994 and 1995, respectively. This reflects a decrease of $274,000 from $1,582,000 to $1,308,000 for the three months ended June 30, 1994 and 1995, respectively, which resulted mainly from a decrease in the cable affiliation fees associated with the carriage of the Company's programming service. During early 1995, the Company was able to renegotiate the affiliate fee payments for its largest multiple system operators from minimum monthly guarantees of nine cents per subscriber to five cents per subscriber. Consequently, cable affiliation fees decreased by $366,000 for the three months ended June 30, 1995 from the same prior year period. Offsetting these cost savings were increased site costs and affiliation fees related to the low power television ("LPTV") stations of $6,000 from the second quarter of 1994 as compared to the second quarter of 1995, which resulted from the increased number of LPTV affiliates and improved revenue performance. The Company also experienced an increase of approximately $117,000 in United Kingdom affiliation fees and telecommunication charges related to the increased level of United Kingdom operations in the quarter ended June 30, 1995 as compared with the same prior year period. Due to the reduced level of viewer transactions domestically and the reduction in unnecessary box phone lines, transport and telecommunications expenses associated with each local box and the 900 number calls delivered decreased by $31,000.

Distribution, general and administrative expenses for the three months ended June 30, 1995 totaled approximately $3,549,000 which was $663,000 more than the comparable prior year period. Approximately $329,000 of this increase resulted from higher salaries, wages, sales commissions, relocation and recruitment expenditures associated with the increased staffing levels in affiliate sales, marketing, programming and production, the employment of a Chief Executive Officer and increased advertising sales commissions for the
Company's expanded in-house sales efforts.   Approximately $147,000 of the
increase resulted from expanded sales and promotional efforts, with higher levels of spending for trade advertising, cable and music industry events, premiums, travel and entertainment and viewer demographic market research.
For the three months ended June 30, 1995, expenditures for the United Kingdom operations as compared to the same prior year period increased by $178,000, with the increases resulting from higher expenditures of $106,000 for salaries, benefits and taxes, $37,000 for expanded office space, legal and administrative costs and $35,000 for programming, production and shipping. Costs related to production, disc and tape preparation and related shipping expenditures increased by approximately $70,000 for the quarter ended June 30, 1995 as compared with the same prior year period due to increased production expenditures for on-air promotions during the current year period. Office and administration expenditures (exclusive of rent for the Company's Miami Beach corporate headquarters) and operations and telecommunications

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

expense increased by $17,000 from second quarter 1994 to the same 1995 period as the net result of increased costs due to the March 1995 expansion of the Company's Los Angeles sales office to incorporate additional affiliate sales and international development personnel, the establishment in March 1995 of the New York national sales office, and the related equipment rentals and office supplies expenditures, offset by improvements in telecommunications rates and other lower operational costs.

Legal expenses decreased by $25,000 for the second quarter of 1995 as compared with the same 1994 period due to minimal 1995 costs incurred in connection with the Company's litigation with Healthcare Communications, Incorporated. Due to the elimination of any advertising sales representation by an outside agency, the commission related to such sales decreased by $53,000 for the second quarter of 1995 as compared with the second quarter of 1994.

Satellite transponder and uplink charges, management fees and rent for the Company's corporate headquarters in Miami Beach paid to related parties totaled $500,000 for the three months ended June 30, 1995, as compared with $798,000 for the comparable period of 1994, representing a 37.3% decrease in such costs. $343,000 of the decrease is attributable to a reduction in the Company's monthly satellite transponder fee from the $200,000 per month fee incurred in 1994 to the monthly total of $110,000 incurred in April 1995 and the new monthly reduced fee of $73,500 incurred in May and June 1995, and which will be charged in all future months. The fee was reduced when the Company converted from analog to digital satellite transmission in February 1995. In addition, the 1995 period costs do not include consulting fees totaling approximately $198,000 that were paid during the second quarter of 1994. These fees were eliminated effective January 1, 1995 through the Company's cancellation of three consulting agreements with stockholders of the Company. The only related party consulting expenses for second quarter 1995 related to a reimbursement of approximately $34,500 to Island Trading Company, Inc. ("Island") for the salary, taxes and benefits related to an Island employee whose services were used by the Company during second quarter 1995. Also offsetting the reduction in related party expenditures for the second quarter 1995 were the expenses related to rent for the Company's corporate headquarters of $129,000 for the second quarter cost and $79,500 in related party rent expenses reclassified in the second quarter financials which was rent incurred for the first quarter of 1995. During February 1995, the Company relocated its corporate headquarters from North Miami to a Miami Beach location that is owned by one of the Company's shareholders. As a result of this move, monthly rent has increased from approximately $29,000 per month to approximately $41,000 per month.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Depreciation and amortization for the three months ended June 30, 1995 decreased by approximately $48,000, or 11.0% from the prior year period, as a result of certain equipment becoming fully depreciated. The Company does expect depreciation and amortization to increase in future quarters due to new furniture and equipment purchases and leasehold improvements associated with the new corporate headquarters office space and the expanded Los Angeles satellite office space.

Stock and warrant compensation, a non-cash expenditure, was approximately $67,000 and $69,000 for the three month periods ended June 30, 1995 and 1994 due to no new employee stock options issued above market price since second quarter 1994.

Interest expense decreased approximately $35,000 for the three months ended June 30, 1995 as compared to the same period in 1994 due to the fact that certain of the Company's long-term debt related to the payment of the satellite transponder and uplink charges was converted into shares of the Company's common stock in December 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1994.

The Company recognized a net loss of ($432,888) for the six months ended June 30, 1995 as compared to a net loss of ($2,348,643) for the comparable prior year period. Reducing the net loss for the first half of 1995 was a gain of $1,354,076, such gain attributable to the sale by the Company of fifty percent of its ownership in its United Kingdom subsidiary, Video Jukebox Network International Limited ("VJNIL"). Without this gain, the Company's net loss for the six months ended June 30, 1995 would have been ($1,786,964), which represents an improvement in financial results for the first six months of 1995 over the net results for the first six months of 1994 of 23.9 percent.

Net viewer revenue increased $495,000 from approximately $5,741,000 to $6,236,000 or 8.6% for the six months ended June 30, 1995 as compared with the same prior year period. This net increase resulted from an increase in the gross domestic viewer revenue ($332,000 positive impact on net viewer revenue), a reduction in the number of chargebacks related to customers who deny having made music video requests ($29,000 positive impact on net viewer revenue) and the improvement in the transactional viewer revenues of the United Kingdom subsidiary ($160,000 positive impact on net viewer revenue), offset by the related increase in fixed billing charges from the Company's telephone service provider related to the higher revenue level ($26,000 negative impact on net viewer revenue).

The Company's domestic gross viewer revenues increased by approximately $332,000, from $6,977,000 for the six months ended June 30, 1994 to $7,309,000 for the six months ended June 30, 1995. Management attributes this domestic increase to programming enhancements and improved marketing efforts for the Company's programming. However, the growth was not as significant as it could be due to the loss of home satellite dish subscribers and the elimination of the satellite box 900 toll request line. On February 28, 1995, in order to significantly reduce the Company's satellite transponder and uplink expenditures, the Company converted its analog satellite signal to a digital feed. With this transition, the satellite box unit no longer was receivable by home satellite dishes unless the owner purchased a digital receiver. Until that time or until any further cable or broadcast carriage is attained, transactional viewer revenues for this box will not achieve the levels of prior periods. Further, to provide an alternative music product to the Company's current and potential programming distributors, the 900 request line was eliminated from the satellite box. Unless the Company reinstates the 900 request line, which is not planned at this time, it is expected that the net annual viewer revenues after variable costs in 1995 related to the satellite box will total less than $40,000 as compared with $263,000 realized for the year ended December 31, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Average monthly gross viewer revenue per box for the six month periods ended June 30, 1994 and 1995, totaled $9,062 and $9,851, respectively, an 8.7% increase. With an increase in gross domestic revenue, the related 8% fixed billing charge from the Company's telephone provider increased by approximately $26,000 from the first six months of 1994 as compared to the first six months of 1995.

A positive impact on net viewer revenue was made through the reduction in chargebacks related to customers who deny having made music video requests. These chargebacks decreased by $29,000 for the first six months of 1995 as compared with the same prior year period due to the improvement realized from the Company's credit limiting and call blocking procedures. The remainder of the net revenue increase resulted from the Company's expansion of its operations in the United Kingdom. The average number of boxes in the United Kingdom in the first six months of 1994 totaled 17.3 as compared with an average of 19.3 boxes in service during the first six months of 1995. As a result, international net viewer revenues increased by $160,000 from $485,000 for the six months ended June 30, 1994 to $645,000 for the six months ended June 30, 1995.

Advertising sales and other revenues increased 21.8% from $2,803,000 for the six months ended June 30, 1994 to $3,413,000 for the same current year period. The increase resulted from improved performance in national advertising, record industry advertising and advertising related to the United Kingdom subsidiary. National sales increased by $69,000 or 7.4% for the first six months of 1995 as compared with the same 1994 period. Beginning in the first half of 1994, the Company brought the national advertising sales in-house with the employment of a sales person for movie industry accounts in January 1994 and a Vice President - Advertising Sales in May 1994. These efforts continued with the hiring of two additional national account sales directors in the New York sales office. Record industry advertising improved 24.1% for the first six months of 1995 as compared to the 1994 sales, while direct response advertising was flat, with no change in revenue levels from the first six months of 1994 to the same 1995 period. While the advertising improved overall in 1995, the Company is only starting to realize the impact of initiating an internal national sales
effort.   Strong advanced bookings have been placed which could result in significantly increased advertising sales for 1995 as compared with 1994.
While there can be no assurance that all of these non-binding commitments to advertise will be honored, the bookings demonstrate an increased interest in the Company's programming service as an advertising vehicle. Advertising sales efforts initiated in late 1994 resulted in improvement by the Company's United Kingdom subsidiary from approximately $24,000 in advertising sales in the first six months of 1994 to over $138,000 for the same period in 1995. The Company also recognized income on the sale of certain LPTV assets totaling approximately $87,000 during the first six months of 1995, with no comparable revenue in the same prior year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Affiliate fees, site costs and telephone service expenses were 54.4% and 49.8% of net viewer revenue for the six months ended June 30, 1994 and 1995, respectively. This reflects a decrease of $17,000 from $3,124,000 to $3,107,000 for the six months ended June 30, 1994 and 1995, respectively, which resulted mainly from a decrease in the cable affiliation fees of $373,000 associated with the carriage of the Company's programming service. During early 1995, the Company was able to renegotiate the affiliate fee payments for its largest multiple system operators from minimum monthly guarantees of nine cents per subscriber to five cents per subscriber. Consequently, cable affiliation fees decreased from $1,227,000 for the six months ended June 30, 1994 to $854,000 for the same current year period. Offsetting these cost savings were increased site costs and affiliation fees related to the low power television ("LPTV") stations of approximately $167,000 for the six months ended June 30, 1994 as compared to the six months ended June 30, 1995. The Company also experienced an increase totaling approximately $163,000 in United Kingdom affiliation fees and telecommunication charges related to the increased level of United Kingdom operations in the six months ended June 30, 1995 as compared with the same prior year period. Due to an increase in the level of viewer transactions domestically, transport and telecommunications expenses associated with each local box and the 900 number calls delivered, increased by $26,000.

Distribution, general and administrative expenses for the six months ended June 30, 1995 totaled approximately $6,664,000 which was $1,433,000 more than the comparable prior year period. Approximately $728,000 of this increase resulted from higher salaries, wages, sales commissions, relocation and recruitment expenditures associated with the increased staffing levels in affiliate sales, marketing, programming and production, the employment of a Chief Executive Officer and increased advertising sales commissions for the
Company's expanded in-house sales efforts.   Approximately $264,000 of the
increase resulted from expanded sales and promotional efforts, with higher levels of spending for trade advertising, cable and music industry events, premiums, consumer marketing efforts, travel and entertainment, viewer demographic market research and sales materials. Office and administration expenditures (exclusive of rent for the Company's Miami Beach corporate headquarters) and operations and telecommunications expense increased by $159,000 from six months ended June 30, 1994 to the same 1995 period as the net result of increased costs due to the March 1995 expansion of the Company's Los Angeles sales office (which was first established in March 1994) to incorporate additional affiliate sales and international development personnel, the establishment in March 1995 of the New York national sales office, and the related equipment rentals, office supplies and telecommunications expenditures. For the six months ended June 30, 1995, expenditures for the United Kingdom operations as compared to the same prior year period increased by $395,000, with the increase resulting from higher expenditures of $192,000 for salaries, benefits and taxes, $83,000 for expanded office space, legal and administrative costs and

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

$120,000 for increased programming, production and shipping. Costs related to production, disc and tape preparation and related shipping expenditures increased by approximately $57,000 for the six months ended June 30, 1995 as compared with the same prior year period due to increased production expenditures for on-air promotions during the current year period.

Legal expenses decreased by $83,000 for the first six months of 1995 as compared with the same 1994 period due to minimal 1995 costs incurred in connection with the Company's litigation with Healthcare Communications, Incorporated. Due to the elimination of any advertising sales representation by an outside agency, the commission related to such sales decreased by $87,000 for the first half of 1995 as compared with the same prior year period.

Satellite transponder and uplink charges, management fees and rent for the Company's corporate headquarters in Miami Beach paid to related parties totaled $1,012,000 for the six months ended June 30, 1995, as compared with $1,548,000 for the same period in 1994, representing a $536,000, or 35%, decrease in such costs. $478,000 of the decrease is attributable to a reduction in the Company's monthly satellite transponder fee from the $200,000 per month fee incurred in 1994 and for the first 45 days of 1995 to the monthly total of $110,000 incurred from February 15, 1995 through April 30, 1995 and the new monthly reduced fee of $73,500 incurred in May and June 1995, and which will be charged in all future months. The fee was reduced when the Company converted from analog to digital satellite transmission in February 1995. The further reduction occurred when a third party lower competitive price quote was received. In addition, the 1995 period costs do not include consulting fees totaling approximately $348,000 that were paid during the first six months of 1994. These fees were eliminated effective January 1, 1995 through the Company's cancellation of three consulting agreements with stockholders of the Company. The only related party consulting expense for the first half of 1995 related to a reimbursement of approximately $80,000 to Island Trading Company, Inc. ("Island") for the salary, taxes and benefits related to an Island employee whose services were used by the Company during the first six months of 1995. This Island employee will be added to the payroll of the Company during August 1995. Also offsetting the reduction in related party expenditures for the first six months of 1995 were the expenses related to rent for the Company's corporate headquarters of $210,000. During February 1995, the Company relocated its corporate headquarters from North Miami to a Miami Beach location that is owned by one of the Company's shareholders. As a result of this move, monthly rent has increased from approximately $29,000 per month to approximately $41,000 per month.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Depreciation and amortization for the six months ended June 30, 1995 decreased by approximately $137,000, or 15.7% from the prior year period, as a result of certain equipment becoming fully depreciated. The Company does expect depreciation and amortization to increase in future quarters due to new furniture and equipment purchases and leasehold improvements associated with the new corporate headquarters office space and the expanded Los Angeles satellite office space.

Stock and warrant compensation, a non-cash expenditure, was approximately $135,000 and $136,000 for the six month periods ended June 30, 1995 and 1994 due to no new employee stock options issued above market price since December 1993.

Interest expense decreased approximately $55,000 for the six months ended June 30, 1994 as compared to the same period in 1995 due to the fact that certain of the Company's long-term debt related to the payment of the satellite transponder and uplink charges was converted into shares of the Company's common stock in December 1994.




LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 3.17 to
1.00 at June 30, 1995 as compared to 2.52 to 1.00 at June 30, 1994. At June 30, 1995, the Company's current assets exceeded its current liabilities by approximately $6,878,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

To provide capital for the United Kingdom and the Company's other planned international operations, the Company completed an agreement on June 30, 1995 which involved the sale of 50% of the Company's interest in its United Kingdom subsidiary to Ticketmaster for $2,225,000. Net cash received from this transaction after investment banking and legal expenses totaled approximately $1,608,000. See Item 5 of this report for further details.

Management has and will continue to undertake several operational measures in an effort to continue to improve the Company's liquidity and cash flow position. On February 14, 1995, the Company renegotiated its affiliation agreement with Tele-Communications, Inc. ("TCI") to provide that TCI's cable systems are compensated based on a specified percentage of net revenues generated by the Company with a reduced guaranteed minimum monthly fee. Annual savings of approximately $436,000 are expected to result from this renegotiation. Additionally, another large multiple system operator has verbally agreed to match TCI's terms which would result in annual savings of approximately $449,000. However, there are no assurances that this cable operator will formally agree to honor its verbal commitment. Management has effected certain measures which have reduced overhead and operating expenses, particularly fees paid to the telephone companies, but continues to analyze additional changes which can further reduce such expenses. A new method of handling the 900 telephone calls is scheduled to be implemented by September 1995 which, the Company estimates, will save over $200,000 per year in telecommunications costs.

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

The Company has used approximately $1,400,000 during the first half of 1995 to purchase a new production edit suite, new graphics station, furniture and equipment for the new corporate location, upgrade of the Company's computer network and telephone system and miscellaneous leasehold improvements. Further cash outlays of approximately $500,000 are expected to complete the leasehold improvements for the new office space, computer system requirements for the additional staffing levels and develop the digital box technology during the remainder of 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's lease on its prior corporate headquarters location expired on August 1, 1995. The Company was unable to sublet its prior office space or negotiate a settlement of rent, and therefore, the Company incurred payments of approximately $110,000 for rent on its prior office space for the period from April 1, 1995 through August 1, 1995. However, this cash outlay was offset with initial months of free rent associated with the new office location. The total monthly rent and associated utilities, security and lease pass-through costs will now be approximately $57,000 per month compared with the previous corporate office location cost of approximately $29,000 per month. The Company converted its analog signal to a digital signal in February 1995, which has reduced the monthly satellite transponder fee to a fee of $73,500 per month, which will provide annualized cash savings of $1.5 million over the level of fees charged in 1994. The Company presently has allocated $2.4 million for the expansion of its international operations outside of the United Kingdom.

                          PART II:  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On June 30, 1995, the Company purchased the remaining nine percent of its 91% owned subsidiary, Video Jukebox Network International Limited ("VJNIL") from its minority shareholder in exchange for 225,000 shares of the Company's common stock, which was valued at $267,188. Also on June 30, 1995, the Company completed the sale of a 50 percent equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal and investment banking expenses related to this transaction totaled approximately $452,000. As part of such transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that had been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company are secured by all of the assets of VJNIL and will accrue interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50 percent equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S.$1 million). This administrative agreement, which expires June 30, 2000, requires Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note will not accrue interest and monthly payments of principal will be forgiven in full so long as Ticketmaster is providing services to VJNIL under the administrative services agreement.

ITEM 5.   OTHER INFORMATION

Concurrent with the appointment of Alan McGlade as the Company's Chief Executive Officer on January 1, 1995, the Company terminated its obligations under separate agreements to pay management/consulting fees in the aggregate amount of $43,333 per month to three stockholders of the Company. Prior to such termination (effective to January 1, 1995), the Company was required to pay: (I) a fee of $12,500 per month ($25,000 per month prior to December 1994) to StarNet, Inc. for consulting services related to the development of the Company's domestic operations; (ii) a fee of $25,000 per month to Communications Equity Associates for consulting services related to the Company's international operations; and (iii) a fee of approximately $5,833 per month to Island Trading Company, Inc. for consulting services related to merchandizing and music programming.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                 Exhibit 27 - Financial Data Schedule (for SEC use only)


         (b)  Reports

                 On July 12, 1995, the Company filed a Form 8-K, dated June 30, 1995, pursuant to Item 5 of Form 8-K, to report the completion of the Company's transaction with Ticketmaster Corporation.

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



                                          VIDEO JUKEBOX NETWORK, INC.
                                          ---------------------------
                                          (REGISTRANT)




Date:     August 10, 1995                      By: /s/ Alan McGlade
                                                   -----------------------------
                                                   Alan McGlade
                                                   President and Chief Executive
                                                        Officer





Date:     August 10, 1995                      By: /s/ Luann M. Hoffman
                                                   -----------------------------
                                                   Luann M. Hoffman
                                                   Chief Financial and
                                                        Administrative Officer