Form 10QSB
period 1995-09-30
VIDEO JUKEBOX NETWORK INC
filed 1995-11-14
CIK 803266

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                    ---------------------------------------
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                            ----------    ---------

                         Commission File Number 0-15445

                          VIDEO JUKEBOX NETWORK, INC.
                  --------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Florida                                          59-2605267
         -------                                          ----------
State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                             Number)

1221 Collins Avenue, Miami Beach, Florida  33139           (305) 674-5000
------------------------------------------------           --------------
Address of principal executive offices               (Issuer's telephone number)


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

         Class                                 Number of Shares Outstanding
                                                   on November 10, 1995

Common Stock,Par Value $.001 Per Share             23,942,281

Transitional Small Business Disclosure Format:     Yes        No  X
                                                       ---       ---

                          VIDEO JUKEBOX NETWORK, INC.

                                     INDEX

PART I                    FINANCIAL INFORMATION                                       PAGE
         Item 1           Financial Statements

                          Balance Sheet at
                          September 30, 1995 (Unaudited)                               3

                          Consolidated Statements of Operations
                          for the Three Months and Nine Months ended
                          September 30, 1995 and 1994 (Unaudited)                      4

                          Consolidated Statements of Cash Flows
                          for the Three Months and Nine Months
                          Ended September 30,1995 and 1994 (Unaudited)                 5

                          Notes to Financial Statements                                6


         Item 2           Management's Discussion and Analysis or
                          Plan of Operation                                            8


PART II                   OTHER INFORMATION

         Item 4           Submission of Matters to a Vote of Security Holders         19

         Item 6           Exhibits and Reports on Form 8-K                            19


         SIGNATURES                                                                   20

                          VIDEO JUKEBOX NETWORK, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
-----------------------------------------------------------------------

                                                           SEPTEMBER 30,
                                                               1995
                                                           -------------
ASSETS:

CURRENT ASSETS
  Cash and cash equivalents                                $  6,786,200
  Accounts receivable, less allowances for chargebacks
     and doubtful accounts of $1,298,041                      2,622,071
  Merchandise Inventory                                          56,587
  Prepaid expenses                                              219,912
                                                           ------------
                   TOTAL CURRENT ASSETS                       9,684,770
                                                           ------------

PROPERTY AND EQUIPMENT, NET                                   2,913,943

DEFERRED COSTS AND OTHER ASSETS, NET                            658,823

INVESTMENT IN AND ADVANCES TO
                          UNCONSOLIDATED SUBSIDIARY             431,630
                                                           ------------
                   TOTAL ASSETS                            $ 13,689,166
                                                           ------------


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                         $    522,298
  Accrued expenses                                            2,392,188
                                                           ------------
                   TOTAL CURRENT LIABILITIES                  2,914,486
                                                           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   8% Cumulative convertible preferred
      stock, $1.00 par value, 200,000 shares
      authorized, none issued                                         -
   Common stock, $.001 par value,
      40,000,000 shares authorized, 23,927,281
      shares issued and outstanding                              23,927

    Additional paid in capital:
      Additional paid in capital                             30,161,872
      Less deferred compensation                                (52,239)
                                                           ------------
                                                             30,109,633

    Accumulated deficit                                     (19,351,403)
    Cummulative foreign currency translation loss                (7,477)
                                                           ------------
                   TOTAL STOCKHOLDERS' EQUITY                10,774,680
                                                           ------------
                   TOTAL  LIABILITIES AND
                     STOCKHOLDERS' EQUITY                  $ 13,689,166
                                                           ============

See Notes to  Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,
                                                1995              1994             1995               1994
                                            -------------------------------------------------------------------

REVENUES
    Net viewer revenues                     $ 2,989,477       $ 3,277,415      $ 9,225,995        $  9,018,722
    Advertising and other revenues            2,973,827         1,497,197        6,387,261           4,299,968
                                            -----------       -----------      -----------        ------------
                                              5,963,304         4,774,612       15,613,256          13,318,690
   Gain on sale of interest in subsidiary        22,823                 0        1,376,899                   0
    Interest income                             166,919            87,708          388,050             151,499
                                            -----------       -----------      -----------        ------------
                                              6,153,046         4,862,320       17,378,205          13,470,189
                                            -----------       -----------      -----------        ------------


COSTS AND EXPENSES
  Affiliate fees, site costs and
    telephone service                         1,512,867         1,654,560        4,619,861           4,778,081
  Distribution, general and
    administrative                            3,398,339         2,870,928       10,062,326           8,101,656
  Satellite transponder, rent and management
    fees paid to related parties                480,373           819,505        1,492,432           2,367,891
  Depreciation and amortization                 237,307           471,950          976,028           1,347,902
  Stock and warrant compensation                 67,305            67,305          201,914             203,477
  Interest                                            0            47,470            1,677             104,419
                                            -----------       -----------      -----------        ------------
                                              5,696,191         5,931,718       17,354,238          16,903,426
                                            -----------       -----------      -----------        ------------
INCOME (LOSS) BEFORE MINORITY
     INTEREST IN LOSS OF SUBSIDIARY
     AND INTEREST IN LOSS OF
     UNCONSOLIDATED SUBSIDIARY                  456,855        (1,069,398)          23,967          (3,433,237)

MINORITY INTEREST IN LOSS OF SUBSIDIARY               0               (94)               0              15,102

INTEREST IN LOSS OF UNCONSOLIDATED
     SUBSIDIARY                                 (42,130)                0          (42,130)                  0
                                            -----------       -----------      -----------        ------------

NET  INCOME (LOSS)                          $   414,725       $(1,069,492)     $   (18,163)       $ (3,418,135)
                                            ===========       ===========      ===========        ============


Net income (loss) per common share                $0.02            ($0.05)          ($0.00)             ($0.18)
                                            ===========       ===========      ===========        ============

Weighted average number of
  common shares outstanding                  23,903,748        21,089,481       23,751,628          19,182,450
                                            ===========       ===========      ===========        ============



See Notes to Financial Statements

                         VIDEO JUKEBOX NETWORK, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                           1995              1994
                                                                       -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $    (18,163)     $ (3,418,135)
  Adjustments to reconcile net loss to net
    cash provided by  (used in) operating activities:
     Depreciation and amortization                                          976,028         1,347,902
     Gain on sale of interest in subsidiary                              (1,376,899)                0
     Interest in loss of unconsolidated subsidiary                          (42,130)                0
     Related party debt issued for services                                       0         1,400,000
     Provision for bad debts and estimated chargebacks                            0            50,000
     Stock and warrant compensation and amortization                        201,914           203,477
     Change in assets and liabilities:
       (Increase) in accounts receivable                                   (639,507)         (572,806)
       Decrease (Increase) in prepaid expenses, deferred costs and
         other assets                                                        25,696          (259,001)
       (Decrease) Increase in accounts payable and accrued expenses        (191,662)          591,358
       Increase in interest payable due to related parties                        0           102,309
       (Decrease) Increase in amount due from subsidiary                    (16,784)                0
       Minority interest in loss of subsidiary                               84,670            (9,326)
                                                                       ------------      ------------
  NET CASH  (USED IN) OPERATING ACTIVITIES                                 (996,837)         (564,222)
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash received from sale of interest in subsidiary                   1,630,398                 0
  Capital expenditures                                                   (1,964,680)         (818,738)
  Increase in amount due from subsidiary                                    (24,245)                0
                                                                       ------------      ------------
  NET CASH (USED IN) INVESTING ACTIVITIES                                  (358,527)         (818,738)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                45,332         8,656,780
  Payments of short-term borrowings                                            (865)         (120,466)
                                                                       ------------      ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                  44,467         8,536,314
                                                                       ------------      ------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    79,087             9,868
                                                                       ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (1,231,810)        7,163,222
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          8,018,010         1,702,533
                                                                       ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  6,786,200      $  8,865,755
                                                                       ------------      ------------

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Stock issued for purchase of minority interest in subsidiary       $    267,188      $          0
                                                                       ------------      ------------

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

         Also on June 30, 1995, the Company completed the sale of a 50 percent equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal and investment banking expenses related to this transaction totaled approximately $429,000. As part of such transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that had been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company are secured by all of the assets of VJNIL and will accrue interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among the Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50 percent equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S.$1 million). This administrative services agreement, which expires June 30, 2000, requires Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note will not accrue interest and monthly payments of principal will be forgiven in full so long as Ticketmaster is providing services to VJNIL under the administrative services agreement.

                 Accordingly, the remaining investment in the international subsidiary is accounted for on the equity method of accounting effective June 30, 1995. Prior to June 30, 1995, the subsidiary's assets, liabilities and operations had been consolidated with the Company. The Company's remaining investment in and advances to VJNIL reflect its remaining interest in VJNIL's losses recognized through September 30, 1995. A summary of the operating results consolidated in the Company's statements of operations for VJNIL is as follows:


                           For the three months ended              For the nine months ended
                              9/30/95      9/30/94                  9/30/95         9/30/94
                              -------      -------                  -------         -------
Net viewer revenues           $     0      $ 352,842                $ 645,420     $  837,904
Advertising and other
         revenues                   0         27,534                  138,439         51,137
                              -------      ---------                ---------     ----------
                                    0        380,376                  783,859        889,041
                              -------      ---------                ---------     ----------

Affiliate fees, site costs
   and telephone                    0         83,058                  293,168        213,706
Distribution, General
   and administrative               0        205,872                  811,806        625,292
Depreciation/Amort                  0         59,043                  144,831        121,621
Interest Expense                    0         31,360                   41,057         96,218
                              -------      ---------                ---------     ----------
                                    0        379,333                1,290,862      1,056,837
                              -------      ---------                ---------     ----------
Net Income (Loss)             $     0      $   1,043                $(507,003)    $ (167,796)
                              =======      =========                =========     ==========

         During July 1995, the Company negotiated lower legal expenses for certain of the legal charges incurred with these transactions, thereby recording in the third quarter of 1995 an additional $22,823 gain related to these transactions.

3. Net income and net loss per share computations are based on the weighted average shares of common stock outstanding during the quarter. Common stock equivalents were not considered in the computation of net income or loss per share as their effect was immaterial to net income per share or resulted in a decrease in net loss per share.

4. Effective January 1, 1995, the Company terminated its obligations under separate agreements to pay management/consulting fees in the aggregate amount of $43,333 per month to three stockholders of the Company. Prior to such termination, the Company was required to pay:
         (I) a fee of $12,500 per month to StarNet, Inc. for consulting services related to the development of the Company's domestic operations; (ii) a fee of $25,000 per month to Communications Equity Associates, Inc. for consulting services related to the Company's international operations; and (iii) a fee of approximately $5,833 per month to Island Trading Company, Inc. for consulting services related to merchandising and music programming.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

The Company recognized a net income of $414,725 for the three months ended September 30, 1995 as compared to a net loss of ($1,069,492) for the comparable prior year period.

Overall, total revenues for the quarter ended September 30, 1995 increased approximately $1,291,000, or 26.5 percent, from $4,862,000 for the three months ended September 30, 1994 to $6,153,000 for the same current year period. Net viewer revenues decreased approximately $288,000 for the three months ended September 30, 1995 as compared with the three months ended September 30, 1994. The main reason for the decrease in reported revenues relates to the viewer revenues of the United Kingdom operations which were consolidated during the third quarter of 1994 (approximately $353,000), but are no longer consolidated as the Company currently accounts for its fifty percent investment by the equity method. See footnote number two to the financial statements for complete detailed financial information on the United Kingdom operations as included in the Company's financial statements for the periods reported.

Net domestic viewer revenues for the third quarter of 1995 increased by $65,000. This net increase resulted from a combination of factors: the reduction in the number of chargebacks related to customers who deny having made music video requests ($348,000 positive impact on net viewer revenue), offset by the net decline in domestic gross viewer performance and the related decrease in fixed billing charges from the Company's telephone service provider related to the lower revenue level ($283,000 negative impact on net viewer revenue). Gross revenue per box for the third quarter of 1995 was approximately equivalent with the same prior year period. However, net collected revenue per box increased 8% as a result of the lower chargeback levels in third quarter 1995 as compared to the quarter ended September 30, 1994.


A positive impact on net viewer revenue was made through the reduction in chargebacks related to customers who deny having made music video requests. These chargebacks decreased by $348,000 for the third quarter 1995 as compared with the same prior year period due to the improvement realized from the Company's credit limiting and call blocking procedures plus the decreased revenue level experienced which resulted in a lower reserve required for future chargebacks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Advertising sales and other revenues increased 98.7% from $1,497,000 for the third quarter of 1994 to $2,974,000 for the same current year period. The increase resulted from improved performance in all categories of advertising: national, record industry and direct response. National sales increased dramatically, by $828,000 or 154%, from the third quarter of 1994 to the third quarter of 1995. Record industry sales were up $335,000, or 42%, from the 1994 level, while direct response advertising increased by $278,000, or 158%, from 1994 to 1995. While advertising sales continue the improvement started in earlier quarters of 1995, management believes that the Company is only starting to realize the impact of initiating an internal national sales effort. Strong advanced bookings have been placed for fourth quarter 1995 advertising of approximately $3 million and up-front advertising orders for 1996 of over $3.7 million have already been received. While there can be no assurance that all of these non-binding commitments to advertise will be honored, the Company is encouraged by the continued interest in its programming service as an advertising vehicle.

During the third quarter of 1995, the Company recognized approximately $36,000 in net miscellaneous revenue related to various sources.

Affiliate fees, site costs and telephone service expenses were 50.5% and 50.6% of net viewer revenue for the three months ended September 30, 1994 and 1995, respectively. This reflects a decrease of $142,000 from $1,655,000 to $1,513,000 for the three months ended September 30, 1994 and 1995, respectively, which resulted mainly from a reduction in the cable affiliation fees associated with the carriage of the Company's programming service. During early 1995, the Company was able to renegotiate the affiliate fee payments for its largest multiple system operators from minimum monthly guarantees of nine cents per subscriber to five cents per subscriber. Consequently, cable affiliation fees decreased by $52,000 for the three months ended September 30, 1995 from the same prior year period. Offsetting these cost savings were increased site costs and affiliation fees related to the low power television ("LPTV") stations of $47,000 from the third quarter of 1994 as compared to the third quarter of 1995, which resulted from the increased number of LPTV affiliates and improved revenue performance. Due to the reduced level of viewer transactions domestically and the reduction in unnecessary box phone lines, transport and telecommunications expenses associated with each local box and the 900 number calls delivered decreased by $54,000. In the third quarter of 1994, approximately $83,000 in expenses were incurred by the United Kingdom subsidiary which were consolidated into the financial operations reported for that quarter. Due to the equity method of accounting for the Company's fifty percent investment in the United Kingdom operations, no similar expenses were included in third quarter 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Distribution, general and administrative expenses for the three months ended September 30, 1995 totaled approximately $3,398,000 which was $527,000 more than the comparable prior year period. Approximately $296,000 of this increase resulted from higher salaries, wages, sales commissions, relocation and recruitment expenditures associated with the increased staffing levels in affiliate sales, marketing, programming and production, the employment of a Chief Executive Officer and increased advertising sales commissions for the Company's expanded and improved in-house sales. Approximately $212,000 of the increase resulted from expanded sales and promotional efforts, with higher levels of spending for consumer marketing, trade advertising, cable and music industry events, premiums, travel and entertainment and viewer demographic market research. Office and administration expenditures (exclusive of rent for the Company's Miami Beach corporate headquarters) and operations and telecommunications expense increased by $167,000 from third quarter 1994 to the same 1995 period as the net result of increased costs due to the March 1995 expansion of the Company's Los Angeles sales office to incorporate additional affiliate sales and international development personnel, the establishment in March 1995 of the New York national sales office, and the related equipment rentals, office supplies expenditures and telecommunications costs. During the third quarter of 1995, the Company began retail operations with the opening of a store at the Company's headquarters in South Beach. The store sells merchandise with the BOX logo and incurred $22,000 in expenses during the first month of operations in September 1995. Due to the increase in national advertising sales, the commissions paid to advertising agencies increased by $163,000 from the third quarter of 1994 to the current year period.

For the three months ended September 30, 1995, expenditures for the United Kingdom operations included in the consolidated statements totaled $206,000, with no comparable expenditure in the 1995 same period. Costs related to production, disc and tape preparation and related shipping expenditures decreased by approximately $47,000 for the quarter ended September 30, 1995 as compared with the same prior year period due to reimbursements received for more production expenditures related to on-air promotions during the current year period as compared to the same prior year period. Legal expenses decreased by $29,000 for the quarter ended September 30, 1995 as compared with the same 1994 period due to minimal 1995 costs incurred in connection with the Company's litigation with Healthcare Communications, Incorporated. Due to the elimination of any advertising sales representation by an outside agency through the development of an in-house national advertising sales department, the commission related to such sales decreased by $51,000 for the third quarter of 1995 as compared with the third quarter of 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Satellite transponder and uplink charges, management fees and rent for the Company's corporate headquarters in Miami Beach paid to related parties totaled $480,000 for the three months ended September 30, 1995, as compared with $819,000 for the comparable period of 1994, representing a decrease of $339,000, or 41.4%, in such costs. Of this decrease, $380,000 is attributable to a reduction in the Company's monthly satellite transponder fee from the $200,000 per month fee incurred in 1994 to the reduced monthly charge of $73,500. The fee was reduced when the Company converted from analog to digital satellite transmission in February 1995. In addition, the 1995 period costs do not include consulting fees totaling approximately $133,000 that were paid during the third quarter of 1994. These fees were eliminated effective January 1, 1995 through the Company's cancellation of three consulting agreements with stockholders of the Company. The only related party consulting expenses for third quarter 1995 was a reimbursement of approximately $30,000 to Island Trading Company, Inc. ("Island") for the salary, taxes and benefits related to an Island employee whose services were used by the Company during third quarter 1995 and a one-month international consulting agreement with Communications Equity Associates, Inc., which along with expenses incurred in association with its services, totaled approximately $56,000. Also offsetting the reduction in related party expenditures for the third quarter 1995 were the expenses related to rent for the Company's corporate headquarters of $174,000. During February 1995, the Company relocated its corporate headquarters from North Miami to a Miami Beach location that is owned by one of the Company's stockholders. As a result of this move, monthly rent and the related security, utilities and landlord pass-through expenses have increased from a total of approximately $29,000 per month to approximately $57,000 per month.

Depreciation and amortization for the three months ended September 30, 1995 decreased by approximately $235,000, or 50% from the prior year period, as a result of certain equipment becoming fully depreciated. The Company does expect depreciation and amortization to increase in future quarters due to new furniture and equipment purchases and leasehold improvements associated with the new corporate headquarters office space and the expanded Los Angeles satellite office space.

Stock and warrant compensation, a non-cash expenditure, was approximately $67,000 for the three month periods ended September 30, 1995 and 1994 due to no new employee stock options issued with an exercise price below market price since third quarter 1994.

Interest expense decreased approximately $47,000 for the three months ended September 30, 1995 as compared to the same period in 1994 due to the fact that certain of the Company's long-term debt related to the payment of the satellite transponder and uplink charges was converted into shares of the Company's common stock in December 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

The Company recognized a net loss of ($18,163) for the nine months ended September 30, 1995 as compared to a net loss of ($3,418,135) for the comparable prior year period. Reducing the net loss for 1995 was a gain of $1,376,899 which was attributable to the sale by the Company of fifty percent of its ownership in its United Kingdom subsidiary, Video Jukebox Network International Limited ("VJNIL"). Without this gain, the Company's net loss for the nine months ended September 30, 1995 would have been ($1,395,062), which represents an improvement in financial results for the first nine months of 1995 over the net results for the first nine months of 1994 of 59 percent.

Net viewer revenue increased $207,000 from approximately $9,019,000 to $9,226,000 for the nine months ended September 30, 1995 as compared with the same prior year period. This net increase resulted from an increase in the gross domestic viewer revenue ($23,000 positive impact on net viewer revenue) and a reduction in the number of chargebacks related to customers who deny having made music video requests ($377,000 positive impact on net viewer revenue). These increases were offset by a reduction of $193,000 in transactional viewer revenues of the United Kingdom operations included in the consolidated operations. Effective June 30, 1995, the Company is reporting its interest in the United Kingdom operations through the equity method, therefore, only six months of activity have been included in the 1995 consolidated financial statements for the nine-month period ending September 30, 1995, while nine months of activity had been included in the same prior year period.

The Company's domestic gross viewer revenues increased by approximately $23,000, from $10,984,000 for the nine months ended September 30, 1994 to $11,007,000 for the nine months ended September 30, 1995. Average monthly gross viewer revenue per box for the nine month periods ended September 30, 1994 and 1995, totaled $9,526 and $9,944, respectively, a 4.4% increase. Management attributes this domestic increase to programming enhancements and improved marketing efforts for the Company's programming, but recognizes that factors such as credit limiting and call blocking have resulted in reduced levels of gross viewer revenue since callers who have not paid their call charges in the past will not be allowed to order videos. Net revenue in total has improved by five percent as a result. Further, efforts to grow viewership for advertising support has become a priority for the Company as well, therefore, certain popular, but controversial, videos have been removed from the selection playlist. While some viewer revenue has been lost as a result of the elimination of the controversial videos, management believes it is more important for distribution and advertising purposes to eliminate these controversial roadblocks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Additionally, the revenue growth was not as significant as it could be due to the loss of home satellite dish subscribers and the elimination of the satellite box 900 toll request line. On February 28, 1995, in order to significantly reduce the Company's satellite transponder and uplink expenditures, the Company converted its analog satellite signal to a digital feed. With this transition, the satellite box unit no longer was receivable by home satellite dishes unless the owner purchased a digital receiver. Until that time or until any further cable or broadcast carriage is attained, transactional viewer revenues for this box will not achieve the levels of prior periods. Further, to provide an alternative music product to the Company's current and potential programming distributors, the 900 request line was eliminated from the satellite box. Unless the Company reinstates the 900 request line, which is not planned at this time, it is expected that the net annual viewer revenues after variable costs in 1995 related to the satellite box will total less than $40,000 as compared with $263,000 realized for the year ended December 31, 1994.

A positive impact on net viewer revenue was made through the reduction in chargebacks related to customers who deny having made music video requests. These chargebacks decreased by $377,000 for the first nine months of 1995 as compared with the same prior year period due to the improvement realized from the Company's credit limiting and call blocking procedures.

Advertising sales and other revenues increased $2,087,000, or 49%, from $4,300,000 for the nine months ended September 30, 1994 to $6,387,000 for the same current year period. The increase resulted from improved performance in national, record industry and direct response advertising. National sales increased by $896,000 or 61.3% for the first nine months of 1995 as compared with the same 1994 period. During the first six months of 1994, the Company brought the national advertising sales efforts in-house with the employment of a sales person for movie industry accounts in January 1994 and a Vice President
- Advertising Sales in May 1994. Record industry advertising improved $675,000, or 30.6%, for the first nine months of 1995 as compared to the 1994 sales, indicating continued support from the record labels. Direct response advertising increased by 44.8%, or by $278,000 for the nine months ended September 30, 1995 as compared with the same prior year period. While the advertising improved overall in 1995, the Company is only starting to realize the impact of initiating an internal national sales effort. Strong advanced bookings have been placed which could result in significantly increased advertising sales for 1996 as compared with record 1995 levels. While there can be no assurance that all of these non-binding commitments to advertise will be honored, the bookings demonstrate an increased interest in the Company's programming service as an advertising vehicle.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

While the third quarter of 1995 did not include any consolidated financial results of the United Kingdom operations, part of the Company's increase in advertising and other revenue, approximately $87,000, for the nine months ended September 30, 1995, as compared with the same prior year period, resulted from consolidated United Kingdom advertising revenues of $138,000 for the six months ended June 30, 1995 as compared with advertising revenues of $51,000 for the nine months ended September 30, 1994.

The Company also recognized income on the sale of certain LPTV assets totaling approximately $87,000 during the first nine months of 1995, as well as approximately $64,000 in other miscellaneous income from merchandise and licensing sales, with no comparable revenue in the same prior year period.

Affiliate fees, site costs and telephone service expenses were 53.0% and 50.1% of net viewer revenue for the nine months ended September 30, 1994 and 1995, respectively. This reflects a decrease of $158,000 from $4,778,000 to $4,620,000 for the nine months ended September 30, 1994 and 1995, respectively. The decrease results mainly from a decrease in the cable affiliation fees of $425,000 associated with the carriage of the Company's programming service. During early 1995, the Company was able to renegotiate the affiliate fee payments for its largest multiple system operators from minimum monthly guarantees of nine cents per subscriber to five cents per subscriber. Consequently, cable affiliation fees decreased from $1,848,000 for the nine months ended September 30, 1994 to $1,423,000 for the same current year period. Offsetting these cost savings were increased site costs and affiliation fees related to the increased operations of low power television ("LPTV") stations of approximately $215,000 for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1995. Expenses associated with the United Kingdom operations, while not consolidated for the third quarter of 1995, accounted for $80,000 of the increase of affiliate fees and telecommunications for the nine months ended September 30, 1995 as compared with the same prior year period. Due to a decrease in the level of viewer transactions domestically, transport and telecommunications expenses associated with each local box and the 900 number calls delivered, decreased by $28,000.

Distribution, general and administrative expenses for the nine months ended September 30, 1995 totaled approximately $10,062,000 which was $1,961,000 more than the comparable prior year period. Approximately $1,024,000 of this increase resulted from higher salaries, wages, sales commissions, relocation and recruitment expenditures associated with the increased staffing levels in affiliate sales, marketing, programming and production, the employment of a Chief Executive Officer and increased advertising sales commissions for the Company's improved in-house sales efforts. Approximately $475,000 of the increase resulted from expanded sales and promotional efforts, with higher levels

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

of spending for trade advertising, cable and music industry events, premiums, consumer marketing efforts, travel and entertainment, viewer demographic market research and sales materials. Office and administration expenditures (exclusive of rent for the Company's Miami Beach corporate headquarters) and operations and telecommunications expense increased by $319,000 from the nine months ended September 30, 1994 to the same 1995 period as the net result of increased costs due to the March 1995 expansion of the Company's Los Angeles sales office (which was first established in March 1994) to incorporate additional affiliate sales and international development personnel, the establishment in March 1995 of the New York national sales office, and the related equipment rentals, office supplies and telecommunications expenditures. For the nine months ended September 30, 1995, expenditures for the United Kingdom operations (six months ended June 30, 1995 consolidated as compared with nine months ended September 30, 1994 consolidated) increased by $187,000. This increase resulted from expanded operations and related expenditures for salaries and personnel, expanded office space, legal and administrative costs and increased programming, production and shipping costs.

Costs related to production, disc and tape preparation and related shipping expenditures increased by approximately $11,000 for the nine months ended September 30, 1995 as compared with the same prior year period due to increased production expenditures for improved on-air look of the Company's programming during the current year period. Due to the increase in national advertising sales, commissions paid to advertising agencies increased by $175,000 for the nine months ended September 30, 1995 as compared with the same prior year period. With the start of the Company's merchandising efforts in 1995, expenses of $32,000 have been incurred during the nine months ended September 30, 1995, while no comparable same period prior year expenses were incurred.

Legal expenses decreased by $112,000 for the first nine months of 1995 as compared with the same 1994 period due to minimal 1995 costs incurred in connection with the Company's litigation with Healthcare Communications, Incorporated. Due to the elimination of any advertising sales representation by an outside agency, the commission related to such sales decreased by $150,000 for the nine months ended September 30, 1995 as compared with the same prior year period.

Satellite transponder and uplink charges, management fees and rent for the Company's corporate headquarters in Miami Beach paid to related parties totaled $1,492,000 for the nine months ended September 30, 1995, as compared with $2,368,000 for the same period in 1994, representing an $876,000, or 37%, decrease in such costs. Of this decrease, $858,000 is attributable to a reduction in the Company's monthly satellite transponder fee from the $200,000 per month fee incurred in 1994 and for the first 45 days

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                 (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

of 1995 to the monthly total of $110,000 incurred from February 15, 1995 through April 30, 1995 and the new monthly reduced fee of $73,500 incurred from May through September 1995. This latest reduced rate will be charged in future months. The fee was reduced when the Company converted from analog to digital satellite transmission in February 1995. The further reduction occurred in response to an unaffiliated party's lower competitive price quote. In addition, the 1995 period costs do not include consulting fees totaling approximately $402,000 that were paid during the first nine months of 1994. These fees were eliminated effective January 1, 1995 through the Company's cancellation of three consulting agreements with stockholders of the Company. Related party consulting expense for the first nine months of 1995 relates to a reimbursement of approximately $110,000 to Island Trading Company, Inc. ("Island") for the salary, taxes and benefits related to an Island employee whose services were used by the Company during the first nine months of 1995 and to international consulting charges and reimbursed expenditures related to services provided by Communications Equity Associates which totaled $56,000. This former Island employee has been added to the payroll of the Company during October 1995.

Offsetting the reduction in related party expenditures for the first nine months of 1995 were the expenses related to rent for the Company's corporate headquarters of $384,000. During February 1995, the Company relocated its corporate headquarters from North Miami to a Miami Beach location that is owned by one of the Company's shareholders. As a result of this move, monthly rent has increased from approximately $29,000 per month to approximately $57,000 per month.

Depreciation and amortization for the nine months ended September 30, 1995 decreased by approximately $372,000, or 27.6% from the prior year period, as a result of certain equipment becoming fully depreciated. The Company does expect depreciation and amortization to increase in future quarters due to new furniture and equipment purchases and leasehold improvements associated with the new corporate headquarters office space and the expanded Los Angeles satellite office space.

Stock and warrant compensation, a non-cash expenditure, was approximately $202,000 and $203,000 for the nine month periods ended September 30, 1995 and 1994 due to no new employee stock options issued with an exercise price below market price since December 1993.

Interest expense decreased approximately $103,000 for the nine months ended September 30, 1994 as compared to the same period in 1995 due to the fact that certain of the Company's long-term debt related to the payment of the satellite transponder and uplink charges was converted into shares of the Company's common stock in December 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 3.32 to
1.00 at September 30, 1995 as compared to 3.55 to 1.00 at September 30, 1994. At September 30, 1995, the Company's current assets exceeded its current liabilities by approximately $6,770,000.

The Company is using the proceeds from two financing transactions in 1994 to:
(I) expand the distribution of the Company's programming by constructing and installing additional box units, including the planned change-out of all analog boxes to the newly developed digital box; (ii) advertise, market and promote the Company's programming; (iii) research, develop, maintain and improve the Company's software and equipment; (iv) fund working capital; and (v) purchase technical equipment for programming production.

The Company will additionally continue its efforts to relocate existing box units to more profitable locations in order to attempt to improve the revenues generated by the Company's existing box units. In order to exchange all current boxes that are carrying the Company's interactive programming to the new digital box, a capital expenditure of approximately $6 million will be necessary for the purchase of the new equipment, completion of the software engineering and testing, and the deinstall/reinstall procedures that will be needed for all boxes. The Company believes that the change-out is necessary to provide for the flexibility of advertising placements, the immediacy allowed under the digital system to change music and advertising product rather than the one change in programming product per week under the system currently used with the analog boxes, as well as cost savings of preparation, shipping and weekly tape changes required of the old analog system. Further, the equipment in the field currently is aging and requiring more repairs. In order to complete the digital change for all boxes, and to promote further distribution of the Company's programming, additional financing may be needed. However, it is believed by management that the Company needs to expand its distribution and its ability to provide more flexible and immediate advertising capabilities in order to operate at a level which will allow the Company to achieve profitably.

To provide capital for the United Kingdom and the Company's other planned international operations, the Company completed an agreement on June 30, 1995 which involved the sale of 50% of the Company's interest in its United Kingdom subsidiary to Ticketmaster for $2,225,000. Net cash received from this transaction after investment banking and legal expenses totaled approximately $1,631,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Management has and will continue to undertake several operational measures in an effort to continue to improve the Company's liquidity and cash flow position. On February 14, 1995, the Company renegotiated its affiliation agreement with Tele-Communications, Inc. ("TCI") to provide that TCI's cable systems are compensated based on a specified percentage of net revenues generated by the Company with a reduced guaranteed minimum monthly fee. Annual savings of approximately $436,000 are expected to result from this renegotiation. Additionally, another large multiple system operator has verbally agreed to match TCI's terms which would result in annual savings of approximately $449,000. However, there are no assurances that this cable operator will formally agree to honor its verbal commitment. Management has effected certain measures which have reduced overhead and operating expenses, particularly fees paid to the telephone companies, but continues to analyze additional changes which can further reduce such expenses. A new method of handling the 900 telephone calls is scheduled to be implemented in first quarter 1996 which, the Company estimates, will save over $200,000 per year in telecommunications costs.

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

The Company has used approximately $1,965,000 during the first nine months of 1995 to purchase a new production edit suite, new graphics station, furniture and equipment for the new corporate location, upgrade of the Company's computer network and telephone system, miscellaneous leasehold improvements and purchase of equipment for the expansion of international operations (approximately $250,000 has been expended to purchase the seven boxes awaiting launch in Holland, for example). Further cash outlays of approximately $250,000 are expected to complete the development of the digital box technology during the remainder of 1995.

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


                          PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held on September 14, 1995.
At the meeting, the following persons were elected to serve as directors of the Company until the next annual meeting of stockholders and until a successor is elected and qualified or until the earlier resignation, removal, death or incapacity of the director: H.F. Lenfest (by a vote of 20,047,427 in favor, 74,660 withheld and with 184,555 abstentions and no broker non-votes); Alan McGlade (by a vote of 20,047,227 in favor, 74,860 withheld and with 184,555 abstentions and no broker non-votes); Chris Blackwell (by a vote of 20,047,227 in favor, 74,860 withheld and with 184,555 abstentions and no broker non-votes); David Burns (by a vote of 20,047,327 in favor, 74,760 withheld and with 184,555 abstentions and no broker non-votes); J. Patrick Michaels, Jr. (By a vote of 20,047,427 in favor, 74,660 withheld and 184,555 abstentions and no broker non-votes) and Leonard J. Sokolow (by a vote of 20,047,327 in favor, 74,760 withheld and with 184,555 abstentions and no broker non-votes).


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            Exhibit 27 - Financial Data Schedule (for SEC use only)


      (b) Reports

            The Company filed a Form 8-K on July 12, 1995 disclosing information pursuant to Item 5. An amendment to such Form 8-K was filed on August 11, 1995.

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



                                      VIDEO JUKEBOX NETWORK, INC.
                                      ---------------------------
                                      (REGISTRANT)




Date:     November 10, 1995                By: /s/Alan McGlade
                                               --------------------
                                           Alan McGlade
                                           President and Chief
                                                 Executive Officer





Date:     November 10, 1995                By: /s/Luann M. Hoffman
                                               ------------------------
                                           Luann M. Hoffman
                                           Chief Financial and
                                                 Administrative Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      VIDEO JUKEBOX NETWORK, INC.
                                      ---------------------------
                                           (REGISTRANT)




Date: November 10, 1995               By: /s/ Alan McGlade
                                          ---------------------------
                                               Alan McGlade
                                               President and Chief
                                                   Executive Officer





Date: November 10, 1995               By: /s/ Luann M. Hoffman
                                          ------------------------------
                                              Luann M. Hoffman
                                              Chief Financial and
                                                  Administrative Officer