Form 10KSB
period 1995-12-31
VIDEO JUKEBOX NETWORK INC
filed 1996-03-29
CIK 803266

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    ---------------
                         Commission file number 0-15445

                           VIDEO JUKEBOX NETWORK, INC.
                 (Name of small business issuer in its charter)

           FLORIDA                                              59-2605267
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



  1221 Collins Avenue, Miami Beach, Florida                        33139
  (Address of principal executive offices)                       (zip code)

                    Issuer's telephone number: (305) 674-5000

Securities registered under to Section 12(b) of the Exchange Act:  NONE

Securities registered under to Section 12(g) of the Exchange Act:

         (a)      Common Stock, par value $.001 per share
         (b)      8% Convertible Preferred Stock, par value $1.00 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. YES  X   NO
                                                                  -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant's revenues for its most recent fiscal year: $24,158,735.

As of March 12, 1996, the aggregate market value of shares of the registrant's voting stock (based upon the average bid and asked price of such stock as reported by the NASDAQ System of $1.69) held by non-affiliates of the registrant was approximately $10,131,293. For purposes of this computation, all executive officers, directors and persons who beneficially own more than five percent of the registrant's securities are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of March 12, 1996, there were 23,944,281 shares of the registrant's common stock outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION

PART I.......................................................................................................     1

         ITEM 1            DESCRIPTION OF BUSINESS...........................................................     1
         ITEM 2            DESCRIPTION OF PROPERTY...........................................................    15
         ITEM 3            LEGAL PROCEEDINGS.................................................................    16
         ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF
                             SECURITY HOLDERS................................................................    18

PART II......................................................................................................    18

         ITEM 5            MARKET FOR COMMON EQUITY AND RELATED
                             STOCKHOLDER MATTERS.............................................................    18
         ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION............................................................    19
         ITEM 7            FINANCIAL STATEMENTS..............................................................    25
         ITEM 8            CHANGES IN AND DISAGREEMENTS WITH
                             ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE............................................................    25

PART III.....................................................................................................    25

         ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                             AND CONTROL PERSONS; COMPLIANCE WITH
                             SECTION 16(a) OF THE EXCHANGE ACT...............................................    25
         ITEM 10           EXECUTIVE COMPENSATION............................................................    30
         ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT...........................................................    36
         ITEM 12           CERTAIN RELATIONSHIPS AND RELATED
                             TRANSACTIONS....................................................................    42
         ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K..................................................    49

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Video Jukebox Network, Inc. (the "Company") was incorporated in September 1985 in the State of Florida and has conducted operations since December 20, 1985, when it leased one cable television channel on a cable system located in Miami, Florida. Since the Company completed its initial public offering of securities on January 20, 1987, it has been in the process of expanding the distribution of its music video television programming, presently known as THE BOX. The Company exhibits its television programming through the use of 89 box units installed in cable television systems and 53 box units installed in low power television stations. THE BOX is being aired to approximately 23 million subscribers in 140 cities located in 38 states, Washington, D.C., Puerto Rico, the United Kingdom, Aruba and Holland. In 1993, the Company commenced national satellite distribution of THE BOX via transponder 11 on Satcom C-4, a primary cable satellite. Home owned satellite dishes were originally able to receive THE BOX programming, however, during February 1995, the Company switched from an analog signal to a digitally compressed signal, which prohibits home dish owners from receiving the Company's programming until such owners purchase a digital receiver for their satellite dish. Approximately 1,000,000 households are presently receiving THE BOX through its digital satellite delivery. On a temporary basis, from August 1995 through March 1996, the Company's satellite provider made an analog signal available at the price of a digital transponder, so the Company's programming was received by approximately 4,000,000 additional households during such period. Beginning on April 1, 1996, the Company will switch its satellite box service from the Satcom satellite to Hughes Satellite's Galaxy 7, Transponder 13. Transponder and uplink service will be provided by WTCI, a subsidiary of TeleCommunications, Inc. ("TCI"). The agreement with StarNet, Inc. was terminated effective April 1996. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, Transactions with StarNet/CEA.

THE BOX is a viewer interactive television service operating 24 hours per day, seven days a week. Viewers of THE BOX can passively watch THE BOX programming or can actively participate in determining THE BOX programming by selecting a specific music video to be aired on THE BOX. Viewer selection is accomplished by dialing a 900 telephone number or comparable telephone technology, and entering, via touch-tone telephone, a three digit code assigned by the Company to the music video. Through this procedure, the requesting viewer directly communicates with the Company's computer. When the computer has received the viewer's request, an acknowledgment of the request appears on all television screens tuned to THE BOX. Viewers selecting music videos aired on THE BOX are charged a fee. Viewers of THE BOX who do not request a specific music video are able to watch THE BOX passively without paying any charges above their cost for cable service. THE BOX presents approximately six minutes of advertising each hour integrated between videos. Transmission of THE

BOX programming can be accomplished through the use of only one cable television channel, one broadcast television channel or through satellite delivery, none of which require addressable technology. It is not necessary to install any hardware in the viewers' homes to enable viewers to watch THE BOX or to select music videos interactively. During 1995, the Company also aired a pre-programmed music service on the satellite as a music programming alternative for distributors. This service, known as THE BOX on Satellite, aired from May 1995 through January 26, 1996, when the satellite service returned to fully interactive programming.

The Company formed a wholly-owned subsidiary, VJN LPTV CORP., in February 1994 to own and operate the low power television stations ("LPTV Stations") previously owned by the Company. A total of 18 LPTV stations are currently owned and operated by VJN LPTV CORP. and all are carrying THE BOX programming. The Company's application with the Federal Communications Commission ("FCC") to transfer the LPTV Stations from the Company to VJN LPTV CORP. was approved by the FCC on March 22, 1994 and the assignment transfer to VJN LPTV CORP. took place shortly thereafter. During 1994, VJN LPTV CORP. exercised an option to purchase one of its affiliated LPTV stations which the Company then sold to another LPTV affiliate on February 6, 1995. The Company recorded a gain of approximately $60,000 in 1995 on the sale.

The Company has a 50% owned subsidiary, Video Jukebox Network International Limited ("VJNIL"), a United Kingdom corporation, which commenced operations in February 1992. Prior to June 30, 1995, the Company owned 91% of VJNIL. On June 30, 1995, the Company acquired the remaining nine percent ownership from VJNIL's minority shareholder through the issuance of 225,000 newly issued shares of the Company's common stock. The Company then sold a 50 percent equity interest in VJNIL to Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Ticketmaster also matched the Company's outstanding advances in cash and equipment to VJNIL by loaning $1.5 million to VJNIL. These two loans are secured by all the assets of VJNIL and accrue interest at the prime rate of National Westminster Bank (New York) plus one percent. No principal or interest payments will be made until the third quarter 1997. Until such time, only interest payments will be made on a quarterly basis for the next three years. Thereafter, equal quarterly principal and interest payments will commence for the following four years (through September 30, 2004), with a final payment of interest and principal on October 1, 2005. The agreement also requires Ticketmaster to provide VJNIL with strategic and marketing related services, primarily with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL.

During 1995, the Company initiated further international expansion with the startup of operations in Holland. As a result, in 1995 the Company formed two new entities, The Box Worldwide - Europe, B.V. ("TBWE"), a Netherlands B.V. holding company, and VJN Management Services, Inc. ("VJNMS"), a British Virgin Islands corporation. TBWE will be the organization licensed to operate the Company's business activities in

Europe, including all European joint ventures, licensing arrangements and any broadcasting of the Company's programming. VJNMS was formed to act as the Company's representation on the Management Board of TBWE. The first interest owned by TBWE is a 50% joint venture in The Box Holland ("TBH"), a Netherlands B.V. company, which is distributing the Company's programming product in Holland. Two boxes were launched on a test basis in Holland in August 1995, with cable affiliate sales efforts continued through the remainder of 1995. During February 1996, these two boxes were relaunched and three more boxes were launched in March 1996. TBH has signed 8 cable affiliation agreements with a potential of 590,000 subscribers for launch, although Management cannot be assured that all operators will launch the Company's programming.

During 1996, the Company has formed an additional two companies, Video Jukebox Network Europe, Ltd. ("VJNEL"), a United Kingdom corporation, and The Box Worldwide - Latin America, Inc. ("TBWLA"), a British Virgin Islands corporation. VJNEL will be the supporting service organization for all of TBWE's European programming efforts, from obtaining the music product, producing discs and tapes, distributing the music product to the various European affiliates, supporting advertising sales and promotion and marketing of the programming product. VJNEL will operate from an office in London. TBWLA will be the licensing entity for all Latin America programming affiliations. To date, license affiliation agreements have been completed with operators in Argentina and Venezuela.

Unless otherwise specified, all references to the Company herein include Video Jukebox Network, Inc., Video Jukebox Network International Limited, VJN LPTV CORP., VJN Management Services, Inc., The Box Worldwide - Europe, B.V., Video Jukebox Network Europe, Ltd. and The Box Worldwide - Latin America, Inc.


TRANSMISSION OF PROGRAMMING

The Company transmits its programming signal from operation centers in those locations currently airing THE BOX. The Company's programming transmission is effectuated by wire transmission to cable systems, low power television stations, and full power television stations located in various geographical areas throughout the United States, Puerto Rico, the United Kingdom, Aruba and Holland. All cable systems and low power television stations located in the United States, Puerto Rico, the United Kingdom, Aruba and Holland transmit their television signals to subscribers who live within an area which has 900 or comparable telephone service. In 1993, the Company began distribution of its programming via satellite to provide service to cable systems too small to economically support an individual box unit and to initially reach satellite dish owners. While the Company transitioned to a digital signal from the satellite transponder on February 28, 1995, the satellite dish owners who did not own a digital receiver were not able to receive the Company's programming service. However, from August 1995 through March 1996, the Company was able to broadcast from an analog signal (at the price of a digital transponder) due to available space with the Company's satellite transponder provider. From August 1993 through March 1996, the Company's satellite transponder and service has been provided through a service agreement with StarNet. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with StarNet/CEA." The agreement between StarNet and VJN for these services was mutually terminated effective April 1996. Beginning in April 1996, the Company will be receiving these services from WTCI, a subsidiary of TCI.

The Company's software and computer hardware systems have the capability of receiving multiple requests for a particular music video. If multiple requests for a particular music video are received before the video airs to completion, the Company will provide a single airing of the video, but all viewers requesting the video will be charged for the airing of the video. Accordingly, the Company generates additional revenue when it receives multiple requests for the same music video.

The current software and computer hardware systems in each box unit also have the ability to monitor the number of viewer requests for all of the videos that are available in that unit. This makes it possible for the Company to modify the programming of each box unit in response to viewer tastes. By monitoring each box unit and eliminating less popular videos, the Company can program each box unit to reflect the current musical preferences of the viewers in each community where THE BOX is being aired.

The Company currently monitors all of its installations through the use of a central computer monitoring system (the "central system"). Utilizing the central system, the Company has the ability to provide custom messages for each box. The central system can schedule, transmit and verify the airing of local commercials. The central system also allows THE BOX to maintain significant consumer research information that has not yet been exploited by the Company. The central system also monitors the status of certain individual components contained in the Company's computerized hardware and software systems and has the capability to conduct system updates and to correct certain malfunctions at remote locations.

THE BOX currently operates on a technical platform which was designed and implemented ten years ago with, what at the time was, state-of-the-art equipment. The major components included a 286 computer controller with a graphics card, patented software known as TADS (Telephone Access Display System), Sony 3/4 inch VCRs and a Pioneer laser changer. This system has performed well and continues to operate reliably in spite of the age and condition of most of the machines. The Company, however, is planning a complete technical overhaul of the box units for several reasons. First, most of the equipment has already exceeded its reasonable operational life and unless the Company would plan to spend considerable funds to refurbish the equipment, breakdowns and malfunctions of the box units could be expected. Second, all of the major hardware components of the system have been discontinued by their manufacturers including the 286 computer and graphics card, the 3/4 tape decks and the Pioneer laser player. Finally, the recent breakthroughs in digital video distribution and storage will make it feasible for the first time to shift from a mechanical system which relies on manual distribution of its product (tapes and laser discs sent by Federal Express) to a fully automated, on-line system.

The next generation box unit, The Digital Box, will be used to deliver, store and playback music videos and other video segments for the Company's music service. The initial deployment of The Digital Box is intended to be integrated with the existing operations as much as possible, and ultimately replace the current video tape players and eliminate video tape distribution to digitally equipped remote sites. The Digital Box has a distributed architecture that comprises a centralized distribution and monitoring system and a system that is located remotely at a cable service's head end. The key characteristics of the new Digital Box will be the utilization of digital video to store, transport and playback video segments, flexible database driven architecture for future growth and software maintenance, improved and extended graphical overlay capabilities and centralized maintenance, reporting and supervisory functions.

With this new Digital Box, the Company will realize benefits of improved programming through digital audio and video, instantaneous playback of all videos (replacing the queue time necessary with the old tape decks and laser players) and facilitate localization of programming, which is difficult with the present manual system. The ability to update the boxes on a near real- time basis through downlink from a VSAT satellite will allow the Company to add any new music product, advertising spots or promotional product at any time, while previously the Company only changed tapes and laser discs which contained these programming elements once a week and required at least five days lead time prior to the weekly tape and disc changes. In addition to all of these important programming elements, which management believes will assist the sales personnel in obtaining more programming distribution and increased advertising sales, expenses will be reduced as charges associated with maintaining the older equipment previously in the field will be eliminated; tape and disc production, shipping, and tape change expenses will be eliminated; and the telecommunications required to and from the box will be via satellite for a flat monthly charge, as opposed to the old technology's dial up through phone lines.

The Company's initial plans for 1996 are to replace all analog box units at cable headends with the new Digital Box by the end of August 1996. Additionally, the three New York City low power broadcast stations will also be switched from analog to digital. Finally, any new cable systems signed on for distribution during 1996 will be launched with the Digital Box. Due to cash constraints, with the exception of the three New York City low power stations and the West Palm Beach low power station, the low power stations currently carrying THE BOX, both affiliated and owned and operated, plus any further low power stations added in 1996, will be switched from analog to digital in 1997. The Company is negotiating with its current bank and other financial institutions for asset-based financing of $3 million to provide for the cash outlay necessary to perform the digital conversion planned for 1996. While the Company cannot be certain of obtaining such financing or whether such technological overhaul will result in increased distribution or revenues, the Company believes that it currently has the funds necessary to complete the planned installations in 1996.

PROGRAMMING

The Company's overall strategy for THE BOX is to develop and operate programming that satisfies a broad range of musical tastes. THE BOX presently offers viewers a wide variety of music video alternatives, such as hip-hop, rock, country, R&B, pop, Latin, and other classifications of music. The Company provides viewers with musical entertainment designed to satisfy targeted demographic sectors.

THE BOX, like other music video programs, relies on mood and emotion rather than on the traditional television approach of story and plot. THE BOX programming consists of music videos integrated into a unique viewer interactive programming format. The Company may supplement its programming with other forms of viewer interactive programming. In March 1995, the Company began development of a compilation recording of some of the top songs on THE BOX and signed a development and production agreement with Polygram Records for a series of four compilations. The first, "The Big Phat Ones of HipHop", was released in June 1995 on the Company's new recording label, BOXtunes. For each compilation, Polygram pays an up-front royalty of $10,000. Over 96,000 copies of this recording have been sold to date. The second compilation, "The Big Ones of Alternative", was released in March 1996. Additionally, the Company developed a line of BOX clothing and music related merchandise that the Company has been selling on air and in a new retail store opened September 1, 1995 at the Company's corporate headquarters location in the South Beach area of Miami, Florida. The store has not operated at a net profit to date and is not expected to in the near future, rather the store is meant to be a marketing tool in establishing the Company's branding of its trademarks.

The Company has negotiated license agreements with organizations that represent the rights of composers of music videos aired on THE BOX. The Company currently pays no fee to the distributors of the music videos it airs within the United States, but is required to pay a video performance license fee with respect to videos aired in the United Kingdom and Holland. There can be no assurance that the Company will continue to obtain music videos for airing in the United States at no charge or on terms deemed satisfactory to the Company.

SALES AND MARKETING

In 1995, the Company increased its advertising, marketing and promotional efforts aimed at cable subscribers, THE BOX viewers and the advertising community, in order to generate greater overall revenues per box unit. Some consumer advertising was initiated in 1995 to promote viewership of THE BOX programming and drive additional transactional revenue. These efforts will be expanded in 1996, with the hiring of a Vice President - Marketing who will coordinate the marketing of the Company, from its on-air and off-air promotions, radio affiliations with stations nationwide, press relations and consumer advertising.

The Company increased its in-house advertising sales staff to five salespersons in 1995 and has now employed an additional three employees in the first quarter of 1996. In addition to continued building of national advertising sales and consistent high demand from record labels for advertising, the Company has two of the new salespersons focusing on expanding direct response advertising on a national basis plus local advertising for the New York City LPTV stations. In 1995, the Company increased its promotional efforts towards organizations which are potential advertisers on the Company's programming by coordinating special on-air promotions with advertising buys. For example, Coors Light was a major corporate sponsor of the Company's 14 week summer promotion, "95 Dayz of Summer." Such advertising, marketing and promotional efforts have had a direct value-added impact on advertising sales levels and this promotional emphasis will continue in 1996, as the Company focuses on fewer, but more substantial promotions. These efforts will also include advertisements on channels which air the Company's programming, sweepstakes promotions, magazine advertisements, direct mail solicitations and participation in industry trade shows. As part of its effort to improve viewership, the Company has affiliations with radio stations in all of the top twenty radio markets which provide for free advertising time on the radio stations to promote THE BOX. In addition to local promotions held jointly with the radio stations, many of the stations subsidize the production and marketing costs through the payment of annual sponsorship revenues of $10,000 to $50,000 per station.

COMPETITION

The business of distributing programming for television is highly competitive. The Company competes in varying degrees with other television programming and entertainment media. The primary competition is for available channel space with other cable and low power television programming available. The extent of such competition is dependent upon the channel capacity of each prospective cable affiliate or the availability of low power stations in the market.

While there are numerous programming services available in all categories of programming, there are several established music video programmers on cable, network and local television stations that offer rock, country and other music video formats. Such programs range in length from several minutes to 24 hours per day. In addition, some of these companies have greater financial resources and have a broader programming distribution base than the Company. Examples include MTV Networks' channels: MTV Music Television and Video Hits- 1; Country Music Television; Black Entertainment Television and The Nashville Network. In addition, there are other smaller programmers such as MOR Music and Z Music. However, the Company is not aware of any music programmer that currently operates a service comparable to the interactive component of the Company's programming.

The Company is aware of at least one music video programmer that has entered into exclusive exhibition agreements with several record companies assuring the programmer that the record companies' videos are not available for any other television exhibition earlier than their availability to such programmer's channels or programs and in some cases for exclusive periods of time. As a result of such agreements entered into by other music video programmers, the Company may not be able to obtain a competitive advantage over its competitors with regard to music videos produced by certain record companies because the Company may be precluded from exhibiting a particular music video before a competitor can exhibit the video and because a competitor may have been granted an exclusive period of time to air the video. Because the Company offers viewers a variety of music video selections, with local customization, management does not believe the Company will suffer a material reduction in revenues if a competitor obtains an exclusive exhibition agreement for a particular music video.

REVENUES

The Company has two main operating revenue sources: transactional revenue from the viewers requesting music videos through the 900 telephone service and advertising revenue. While the Company has relied significantly upon transactional revenue in the past, advertising sales have continued to grow rapidly. In 1993, transactional revenue and advertising sales provided 72.7% and 27.3% of operating revenue, respectively. In 1994, the gap was reduced, with transactional revenue totaling 67.3% of operating revenue and 32.7% of operating revenue resulting from advertising sales. In 1995, the Company has seen the gap between these two revenue sources narrow further, with 55.9% and 44.1% of the operating revenue coming from transactional revenue and advertising revenue, respectively. Due to the limited number of videos that can be played on any one box in the course of a day, it has always been management's plan to increase advertising revenue and it is anticipated that advertising revenue as a percentage of total revenue will increase in future periods. As a result of the Company's efforts to increase advertising revenue, playlists have been altered to eliminate many of the controversial videos. Although these videos generated significant transaction revenue, mainstream advertisers refrained from promoting their products on the Company's network. By eliminating many of these videos, advertising revenue increased but transactional revenue has decreased.

For the transactional revenue, the long distance and local telephone companies servicing the Company's viewers provide all accounting, disbursement and collection services relating to the viewers' use of the 900 telephone services. The Company charges its viewers from $.93 to $6.00 for either single or multiple video selections. The Company intends to continue its efforts to improve and expand the distribution of its programming to increase viewer revenues. The Digital BOX will also allow instantaneous play of videos, thereby increasing potential transaction revenue that was previously lost while videos were being queued up on the laser player or tape machines. The Company will continue to use financing obtained during 1994 to increase viewer demand through its advertising, marketing and promotional efforts. However, there can be no assurances that the Company will be able to expand the distribution of its programming or that the Company will be able to generate additional viewer revenues from such expansion. In addition, future viewer revenues may vary depending upon public acceptance of the Company's programming and the contractual arrangements between the Company and owners of cable systems and low power and high power television stations and the local and long distance telephone companies servicing the areas where the Company desires to expand its operations.

For the year ended December 31, 1995, the net viewer revenue from subscribers of Satellite Services, Inc. and Time Warner Cable, two multiple cable system operators, represented 20.8% and 13.8%, respectively, of the Company's total net viewer revenue.

The Company experiences some seasonality in its viewer revenues, which tends to be higher during the summer months due to the fact that the young viewer audience is not in school. Viewer revenue also tends to increase during holiday periods.

In 1995, the Company generated advertising and other revenue of approximately $9,808,000. This total is composed of $9,623,000 in advertising and $185,000 in miscellaneous revenue. The increase in advertising revenue was approximately 59% above the revenue generated during 1994. In mid-1994, the Company brought its national advertising sales in-house and after the first full year of such sales effort, a 100% growth in sales results were noted from 1994 to 1995. Record industry advertising remained strong, with an increase of 28.9% from 1994 to 1995. Potential and current advertisers on THE BOX consist of a diverse group of organizations selling a variety of products and services. Some major categories are movies, personal care products, apparel, records and tapes, audio and video equipment and accessories, automobiles and motorcycles, soft drinks, alcoholic and non-alcoholic beverages, fast foods, toys, computers, candy, breakfast foods, telephone services, bicycles, sporting goods, oil and gas products and dental products. The Company plans on increasing its promotional efforts towards organizations which are potential advertisers on the Company's programming. There can be no assurance, however, that the Company will generate significant advertising revenues in the future. Miscellaneous revenues for 1995 included a gain of approximately $60,000 recognized on the sale of an LPTV station, a gain of $27,000 on the sales of other LPTV equipment, cable carriage fee revenue of approximately $55,000, merchandise revenue from the Company's retail store outlet of approximately $22,000 and miscellaneous other revenue of approximately $21,000.

EXPENSES

The Company's expenses and capital costs are primarily attributable to the design, assembly and installation of box units, revenue sharing arrangements with cable systems and television stations, employee salaries, telephone access charges, service charges for satellite delivery, and the operation of the Company's satellite offices in New York City, Los Angeles, Philadelphia and the corporate headquarters in the South Beach area of Miami, Florida. The new digital box will cost approximately $40,000 to construct and install, however it will provide significant operational savings as well as improvement in programming performance. For a discussion of such savings, see "DESCRIPTION OF BUSINESS - Transmission of Programming."

The Company has arrangements with record companies pursuant to which the Company has obtained the right to air music videos in the United States produced by these record companies at no cost. In the future, there can be no assurance that music videos will be available to the Company at no cost or on terms deemed satisfactory to the Company.

The Company entered into an agreement in August 1993 for satellite transponder and service with StarNet which provided for a monthly service fee of $200,000. To conserve working capital during the period from September 1993 through July 1994, the Company elected to defer such monthly payments by issuing to StarNet convertible notes. Commencing August 1994, the Company paid the monthly transponder and service fee in cash. Upon the Company's election to prepay the approximately $2,354,000 of outstanding principal and accrued interest under the Notes, StarNet, in accordance with the terms of the Notes, elected to receive such payment in shares of common stock rather than cash based upon a rate of conversion equal to one share of common stock for each $1.25 of debt under the Notes. On December 16, 1994, the Company issued 1,883,555 shares of its common stock to StarNet and the Company's indebtedness to StarNet of approximately $2,354,000 was canceled. In February 1995, the Company switched its satellite transmission from an analog signal to a digital signal, which resulted in monthly transponder and service fees being reduced to $110,000 per month for February, March and April 1995. Beginning in May 1995, the fees were reduced even further to a monthly total of $73,500. StarNet and the Company have agreed to a termination of the services agreement effective April 1996. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with StarNet/CEA." Beginning April 1, 1996, the Company will receive its digital satellite transponder and uplink service from WTCI, a subsidiary of TCI. The Company has signed a three-month service agreement with a monthly charge of $42,000. A long-term agreement for services is currently under negotiation.


PROPRIETARY PROTECTION

The Company owns two United States copyrights on certain software. Since a copyright primarily protects written expression but not ideas, concepts or principles, the Company's copyrights may not afford protection against competitors who independently develop comparable software. In addition, the Company has obtained United States registrations for its trademarks "THE BOX (with design)", "Music Television You Control", "The Jukebox Network", "The Jukebox Network (with design)" and THE BOX - Music Television You Control (with design)." Applications have been filed for registration in the United States of its trademarks "Xposure", "Big Phat Ones", "P.O. BOX - Personal Objects", "BOXtalk", "BOXtunes" and "The Box Worldwide". The Company has also filed or is in the process of filing for trademark registration of "THE BOX (with design)", "THE BOX - Music Television You Control (with design)", in the following countries: Argentina, Australia, Benelux, Brazil, Canada, Chile, Finland, France, Germany, Ireland, Italy, Japan, Mexico, New Zealand, Norway, Peru, Portugal, Spain, Sweden, Switzerland, the United Kingdom and Venezuela.

The Company also holds three United States patents relating to its telephone access display systems, which enable viewers to telephonically select music videos. The systems may also have other interactive television applications such as shopping, trivia, comedy, sports and general information. The Company has also received patents for its telephone access display system in Italy and Canada and has a pending application in France. On May 8, 1995, the Company filed a new patent application for the interactive video system, The Digital Box. The Company plans on filing additional applications for patents in other foreign countries. There can be no assurance as to the breadth or degree of protection which such copyrights, trademarks and patents may afford the Company.

The Company has entered into employment agreements with three key employees. See "EXECUTIVE COMPENSATION - Employment Agreements." However, Paul Sartain, the Vice President -- Operations, is currently serving without an employment agreement. The agreements provide that, during the term of each agreement, the employee may not engage in any activity competitive with the Company's business. The agreements also impose prohibitions against an employee's disclosure of certain confidential trade secret information proprietary to the Company and contain certain covenants not to compete with the Company, for a period of years from the termination of their employment, in the United States, Canada, or any geographical area where the Company is transacting business. There can be no assurance that these agreements will protect the Company from unauthorized disclosure or use of its proprietary information, nor can there be any assurance that these agreements will be held to be enforceable if they are contested by an employee of the Company.

EMPLOYEES

The Company currently has a total of 105 full-time and 3 part-time employees. None of these employees is represented by a labor union. The Company considers its employee relations to be good.

GOVERNMENT REGULATION

The Company, through its wholly-owned subsidiary VJN LPTV CORP., is authorized by the Federal Communication Commission ("FCC") to operate 19 low power television stations (the "LPTV Stations"), of which the Company is currently operating 18 LPTV stations. An FCC license for the ownership or operation of a low power television station is effective for a maximum period of five years. These licenses are renewable for another five years if the licensee is in compliance with FCC rules. FCC regulations require the Company to obtain approval from the FCC prior to acquiring or selling a low power television station. Additionally, the Company is subject to certain FCC regulations and policies regulating the content of its programming and the operation of its stations. FCC licensed television stations are required to be equal employment opportunity employers and to meet certain requirements when advertising or airing political broadcasts.

In 1995, VJN LPTV CORP. built and begin operating THE BOX programming on new low power television stations in Tuscaloosa, Alabama and Champaign/Urbana, Illinois. Additionally, a construction permit for Tallahassee, Florida was also granted by the FCC and the station is currently being built and should be operational in 1996.

The Company is subject to certain rules adopted by the FCC with respect to interstate 900 telecommunications services. The rules require that (a) certain price and product identification information be given before a consumer incurs a charge in excess of $2.00 for a 900 call, (b) local exchange carriers provide customers with the option of blocking all 900 calls at no charge to the customer, and (c) a subscriber's basic telephone service cannot be disconnected for failure to pay interstate 900 service charges. Certain states are considering legislation similar to the rules adopted by the FCC. Because the Company has taken steps to reduce chargebacks by instituting certain credit limits and call blocking of non-paying customers, the Company believes that the FCC rules presently do not have a material adverse effect on the Company's business.

On February 8, 1996, a new telecommunications law, the Telecommunications Act of 1996, was signed into law. This Act is the most thorough rewrite of communication law since the passage of the Communications Act of 1934. It opens up the video, local telephone and long distance markets to competition while giving the telecommunications industries the flexibility they need to invest in new technology and services. The main components which would seem to directly impact the Company are: (1) mergers and joint ventures are allowed between cable and telephone companies under certain conditions, such as low density or rural markets where two or more expensive telecommunications infrastructures could not be supported; (2) regulatory relief is provided for cable companies by deregulating small systems immediately and deregulating by March 31, 1996 the cable programming tiers of larger cable companies; (3) allows telephone companies to offer video programming directly to customers in their service areas immediately. While the affect this new law will have on the Company cannot be assured, management believes the potential of new telephone distributors and the rate relief on cable operators should provide for expanded distribution systems and overall channel capacity which should assist the Company in gaining new domestic distribution of its programming.

PROGRAMMING DISTRIBUTION

The Company exhibits its television programming, presently known as THE BOX, through the use of a satellite transponder and 143 box units in service as of March 25, 1995. Of the 143 box units, 89 box units are installed in cable television systems, 53 box units are installed in low power television stations and one box unit is utilized for the satellite distribution. Through March 1996, the Company has distributed its programming via satellite on Satcom C-4, Transponder 11. Beginning April 1, 1996, the Company will be broadcasting from Hughes Satellite's Galaxy 7, transponder 13, a major cable satellite. Approximately 941,000 households currently receive the Satcom satellite transmission signal nationwide and the same number will receive their signal from the new satellite effective April 1, 1996. The Company's locally initiated programming presently reaches approximately 22,443,000 households, of which 18,298,000 and 4,145,000 households are reached by programming aired on low power television stations and cable systems with local box technology, respectively. This estimate is based upon demographic research prepared by an independent market research firm and from information obtained by the Company from cable companies. THE BOX is being aired utilizing local box technology and the digital satellite signal in 140 cities located in 38 states, Washington, D.C., Puerto Rico, the United Kingdom, Aruba and Holland. The Company has reorganized its efforts to expand the distribution of its programming in the United States by consolidating its affiliate sales staff into two offices: Miami and Los Angeles, under the direction of two regional vice presidents, one regional director, four regional managers and one affiliate relations marketing manager, all of which report to the Vice President - Affiliate Relations. Additionally, a Vice President - Business Development has been assigned to develop the distribution of the Company's programming by telcos, wireless distributors, DBS programmers, LPTV and other broadcasters. He is assisted in this development by a Director - Broadcast Sales.

Twenty-nine of the box units airing the Company's programming on cable systems are operating under program affiliation agreements with the Company. The remaining sixty box units on cable systems (twenty-seven of which are in the United Kingdom) operate under approval from the cable systems to air the Company's programming on their channels. The Company is presently negotiating written agreements with these cable systems.

In the past, the Company operated under program affiliation agreements with cable systems which provided for a term of three years and were automatically renewable for successive one-year periods unless either party gave notice not to renew. Pursuant to such agreements, the Company paid cable systems the greater of a guaranteed minimum monthly fee per subscriber or a specified percentage of the gross revenues generated by each cable system. Prior to 1993, due to the fact that the box units were not generating sufficient gross revenues, the Company paid the guaranteed minimum monthly fee to all cable systems. Such fee bore no relationship to the revenues generated by the box units.

During 1993, approximately fifty percent of the cable systems carrying the Company's programming agreed to a new compensation arrangement which provides for affiliation fees based upon a percentage of the net viewer revenues generated by the system. In February 1995, the remaining fifty percent agreed to new compensation through the reduction of the guaranteed monthly minimum per subscriber of $.05 (no marketing reimbursement) versus the previous $.09 ($.07 revenue share and $.02 marketing monies per subscriber per month). As a result, the fees paid to cable affiliates has been significantly reduced from the levels experienced in 1993 and 1994.

Pursuant to certain of the Company's current program affiliation agreements, the Company also reimburses each cable system, on a monthly basis, up to $.02 per subscriber, for the cost of distributing promotional materials about the Company's programming to subscribers and for airing cross-promotional announcements on other cable channels in the cable system.

The Company, through its wholly-owned subsidiary VJN LPTV Corp., owns 19 low power television stations, 9 of which utilize local box installations, 9 of which utilize satellite transmission in order to air the Company's programming and one in Tallahassee, Florida which is currently being built. See "DESCRIPTION OF BUSINESS -- Government Regulations." The Company has entered into programming affiliation agreements with 42 other low power television stations. The Company has options to purchase one of such low power television stations. Management is presently negotiating written programming agreements with an additional seven low power television stations currently airing the Company's programming.

Domestically, the Company targets its expansion on systems which have at least 20,000 subscribers. There are over 1,000 cable television systems in the U.S. that fall within this target range. Additionally, the Company is focusing on cable systems which are in the process of expanding their channel capacity through rebuilds. In order to expand, the Company is attempting to obtain rights to exhibit its programming by entering into program affiliation agreements with cable television systems and low power television stations located in portions of the United States having 900 telephone service. The Company is in various stages of negotiation with several cable systems and low power television stations to air the Company's programming. The Company is also addressing alternative distribution sources such as direct-to-home satellite (DirecTv, EchoStar, AlphaStar, PrimeStar and others) and wireless systems that are overbuilding their service in existing cable markets. As part of the expansion of the distribution of the Company's programming, the Company had been relocating certain box units which were performing below certain revenue levels from their present locations to new locations, rather than constructing new box units for installation. With the digital conversion process, low performing boxes will be converted last, with the focus on high performers, and new markets being serviced through The Digital Box. If the locations do not appear financially capable of supporting these new Digital Boxes, then any locations from which box units are removed will then be serviced through the satellite transmitted box.

In February 1992, the Company began distributing its music video television programming in the United Kingdom through VJNIL with the launch of three box units in the London and Bristol areas. By the end of 1992, the Company had six box units operating in the United Kingdom. In 1993 and 1994, respectively, the Company added nine and four boxes to the programming distribution in the United Kingdom. During 1995, the Company relocated eight box units from the United States to the United Kingdom. The Company currently distributes its programming through 27 box units in the United Kingdom to nearly one million subscribers and plans to expand such distribution pending continued interest in the Company's programming by the cable operators of the United Kingdom.

The Company has been seeking other foreign distribution of its programming in several European, Latin American and Pacific Rim countries. The Company has allocated $1,500,000 of the financing funds received in 1994 towards its international expansion. To date, the Company has invested this money in new operations in Holland and Argentina, as well as corporate departmental expenses such as salaries, travel, trade advertising and international cable industry events. At this time, the Company has determined that no further international expansion can occur until additional financing is obtained. See "DESCRIPTION OF BUSINESS - Introduction."


ITEM 2.           DESCRIPTION OF PROPERTY

In February 1995, the Company's principal executive offices were relocated to 1221 Collins Avenue, Miami Beach, Florida. The Company currently occupies approximately 16,000 square feet of space at this location pursuant to a lease with Island Trading Company, Inc. which expires February 1, 2002. Payment of rent at this new location commenced on July 15, 1995 at a base rental of $22.00 per square foot for the first year of the lease term, increasing to $39.00 per square foot for the seventh and final year of the lease term. The base rental rate does not include certain operating expenses to be borne by the Company for the entire term of the lease and capped for the first three years of the lease term. Beginning in September 1995, the Company agreed to lease an additional 1,800 square feet in one of the premises at a base rental rate of $13.00 per square foot (not including the operating expenses referred to above) with a $.50 per square foot escalation each year thereafter. The Company has the right to renew the lease subject to the negotiation of a new rental rate, based upon the then-current market rate.

The Company has expanded its office space in the Miami Beach corporate headquarters by leasing approximately 9,000 square feet of additional space at 1205 Washington Avenue. This space will mainly be used to house the Company's cable and broadcast affiliate sales staff and will provide the Company with an assembly point for digital box deployment. The five year lease, which expires on December 31, 2000, provides for lease payments of approximately $8,000 per month for the first year of the term, increasing to $9,724 per month for the fifth and last year of the lease. The Company has the right to renew the lease for an additional three years subject to the negotiation of a new rental rate, based upon the then-current market rate.

On March 1, 1996, the Company signed a new three year lease for a larger office space in New York City which houses the national and New York local advertising sales team. The lease expires on February 28, 1999 and provides for rent of $6,716 per month, with inflationary adjustments annually.

A Los Angeles sales office location which has housed the Western Region of affiliate sales, the Western national advertising sales staff, Radio affiliations staff and the international operations staff is currently operating under a 42 month lease which expires in September 1997, with annual rent of approximately $57,000.

The Company had previously leased office space for its affiliate sales and marketing department in Philadelphia, Pennsylvania, pursuant to a lease expiring February 28, 1997 with annual rent of $42,786. Annual increases of 2.8% per square foot are included for each year of this lease term. Beginning in November 1995, the Company left the space, with the existing employees relocating to a consolidated Eastern region office in Miami. On November 20, 1995, the Company began a sublease of the space to a local telecommunications company at a rent which is approximately 60% of the Company's monthly obligation under the lease. The sub-lease agreement terminates on the last day of the Company's original lease.

An additional sales office location in Denver was opened in 1994 under a three year lease which expires in January 1997, with an annual rental of $11,418. The Company decided to close its Denver office and began on August 1, 1995 to sub-lease the office space through the remainder of the term at a rent which approximates the Company's obligation under the original lease.

The Company also leases small facilities or equipment sites in Gainesville, Florida; Montgomery, Tuscaloosa and Birmingham, Alabama; Savannah, Georgia; Des Moines, Iowa; Indianapolis, Indiana; New Orleans, Louisiana; Detroit, Michigan; Jackson, Mississippi; Durham and Raleigh, North Carolina; and Memphis, Tennessee, Minneapolis, Minnesota, Louisville, Kentucky and Champaign, Illinois. These leases expire at various times ranging from one to three years.


ITEM 3.  LEGAL PROCEEDINGS

On August 30, 1991, the Company filed a complaint (the "Complaint") against Donald L. Barone, Jr. ("Barone"), Kenneth Trzecki, Harry Griendling and Healthcare Communications, Incorporated (collectively, "HCI") in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Harry Griendling has been dismissed from the action with prejudice. The Complaint alleges that: (I) in or about August 1991, Barone, while an employee of the Company, wrongfully and intentionally removed certain proprietary materials used in connection with the development and marketing of an interactive employment television program owned by the Company, as well as certain other property owned by and entrusted to the Company by third parties which was used in connection with the development of the interactive employment television program (collectively, the "Property"); and (ii) HCI fraudulently induced the Company to enter into a business relationship with HCI for the purpose of financially exploiting the Company. The Complaint sought the issuance of a prejudgment writ of replevin and a temporary and permanent injunction, compensatory damages and other relief.

On September 3, 1991, the Court granted the Company's motions, issued a prejudgment writ of replevin requiring return of the Property to the Company during the pendency of the case, and issued a temporary injunction precluding third parties from possessing, using and/or enjoying the benefits of the Property.

On October 31, 1991, HCI filed an answer, affirmative defenses and counterclaim against the Company for breach of contract and fraudulent inducement. HCI also filed a third party summons and complaint against the then President of the Company, alleging fraudulent inducement by him. HCI denied all the material allegations contained in the Complaint and alleged that: (I) the Company fraudulently induced HCI to enter into a business relationship with the Company;
(ii) the Company had no right of possession and no ownership interest in the Property; and (iii) Barone had no authority to transfer the Property owned by HCI to the Company. HCI also alleged that the Property was developed pursuant to a joint venture agreement between HCI and the Company and that the Company breached such agreement. The counterclaim seeks compensatory damages and other relief from the Company, and the third party complaint seeks compensatory damages and other relief from the then President of the Company. The Company and its former President believe the claims asserted by HCI are without merit. The Company and its former President have denied HCI's allegations, moved to dismiss the claims and have been vigorously defending the action while pursuing the Company's claims against HCI. The Company has agreed to indemnify and hold harmless the former President of the Company for any costs and liability incurred by him in this litigation.

HCI subsequently filed a motion to dissolve the orders granting the Company the writ of replevin and temporary injunction. On October 8, 1991, the Circuit Court dissolved the writ of replevin and temporary injunction. On October 31, 1994, the Circuit Court determined that HCI was entitled to attorneys fees in the amount of $22,665 and costs of $2,490. The Company paid such sum from the $35,000 bond amount which had been deposited with the Circuit Court in 1991. In the claim for damages for the wrongful replevin, Barone was seeking damages for his claim of mental pain and suffering as a result of the Company seeking the writ of replevin and executing such writ through the lawful means of the Sheriff of Broward County. HCI was seeking: (I) attorneys' fees in excess of $100,000 concerning the dissolution of the writ and for the proceedings related to the issue of damages; and (ii) damages for loss of the use of the property seized. The Circuit Court has determined that additional damages, if any, as a result of the wrongful issuance of the prejudgment writ of replevin and temporary injunction could not be determined until a final judgement is rendered on the merits of the case. The Company filed a motion in July 1995 for partial summary judgment seeking a Circuit Court order that Barone is not entitled to any damages for mental pain and suffering. The Circuit Court has not yet set a hearing date for the motion.

On August 30, 1991, HCI filed a summons with notice (the "Summons") in the State of New York Supreme Court in the County of Erie. In the Summons, HCI threatened to file a complaint against the Company for purported damages of $100 million for alleged tortious interference with contractual relations between HCI and unidentified third parties, for negligent and intentional misrepresentation and for breach of express and implied contract. The Summons also states that HCI will seek a declaratory judgment to determine ownership rights to the Property. However, since August 30, 1991, HCI has neither filed a complaint against the Company nor taken any further action. The Company believes that the allegations of HCI as stated in the Summons are without merit. The Company will fully and vigorously respond to such allegations if a formal complaint is filed against it by HCI.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on September 14, 1995. At the meeting, the following persons were elected to serve as directors of the Company until the next annual meeting of stockholders and until a successor is elected and qualified or until the earlier resignation, removal, death or incapacity of the director: H. F. Lenfest (by a vote of 20,047,427 in favor, 0 against and with 74,660 abstentions and no broker non-votes); Alan McGlade (by a vote of 20,047,227 in favor, 0 against and with 74,860 abstentions and no broker non-votes); Chris Blackwell (by a vote of 20,047,227 in favor, 0 against and with 74,860 abstentions and no broker non-votes); David Burns (by a vote of 20,047,327 in favor, 0 against and with 74,760 abstentions and no broker non-votes); J. Patrick Michaels, Jr. (by a vote of 20,047,427 in favor, 0 against and with 74,660 abstentions and no broker non- votes); Joel Rudich (by a vote of 20,047,327 in favor, 0 against and with 74,760 abstentions and no broker non-votes) and Leonard J. Sokolow (by a vote of 20,047,327 in favor, 0 against and with 74,760 abstentions and no broker non-votes).


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is included in the automated quotation system of the National Association of Securities Dealers, Inc. (the "NASDAQ System") on the over-the-counter market under the symbol "JUKE." The following table sets forth the high and low bid prices in U.S. Dollars of the common stock as reported by the NASDAQ System for each quarter during the 1995 and 1994 calendar years:

                                       Market Price (1)
                                       ----------------
                       1995 Quarters                     1994 Quarters
                   --------------------              --------------------
                   High             Low              High             Low
                   ----             ---              ----             ---
Fourth             2-7/16           1                2-1/8            1-1/4
Third              2-1/8            1-1/8            2-1/4            1-5/8
Second             1-9/16           1                2-3/8            1-1/2
First              2                1-3/8            3-3/4            2-3/8

---------------

(1) The quotations reflect interdealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On March 12, 1996, there were 294 holders of record of the Company's common stock. This number does not include any adjustment for stockholders owning common stock in "street" name, which the Company believes represents at least an additional 2,000 stockholders.

The Company has not paid any cash dividends since its inception, does not anticipate paying any cash dividends in the foreseeable future and intends to retain earnings, if any, to provide funds for general corporate purposes and the proposed expansion of the Company's business. Any future dividends will be dependent upon the earnings of the Company, its financial requirements and other relevant factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994.

For the year ended December 31, 1995, the Company realized a consolidated net income of $485,058 compared to a consolidated net loss of $(4,493,094) for the year ended December 31, 1994. During 1995 the Company realized a gain from the sale of 50% of its interest in the United Kingdom subsidiary, Video Jukebox Network International Limited, of $1,376,899. Domestic net income exclusive of international developmental costs, charges for any international operations and the one-time gain on sale of fifty percent of the Company's United Kingdom interest for the year ended December 31, 1995 was approximately $730,000 as compared with a domestic net loss of ($4,253,000) for the same prior year period. In the consolidated financial statements for the year ended December 31, 1995, the Company recognized $1,622,000 in losses from corporate international departmental and subsidiary international operations ($1,324,000 in consolidated operations and $298,000 through the equity method), while the Company recognized $240,000 in losses from international operations (all consolidated) for the same prior year period.

All viewer, advertising and other call revenues resulted from the distribution of THE BOX. The Company has continued to improve the domestic viewer revenue generated per box from an average monthly gross viewer revenue of $9,835 per box in 1994 to an average monthly gross viewer revenue of $9,967 per box in 1995. Management believes that this improvement is due primarily to broadening the type of music videos available and the consolidation of underperforming boxes. In January 1996, a cable company removed the Company's programming from its New York City systems. The Company had installed 10 box units to serve that market, which totaled approximately 927,000 cable subscribers. The New York City systems produced approximately $1.1 million in net viewer revenue and a gross margin contribution after affiliate fees and direct costs associated with operating the 10 boxes of approximately $574,000. In February 1996, in order to replace the lost cable subscribers, the Company began additional transmission of its programming by adding a third low power broadcast station in the New York City area to the two that were already broadcasting the Company's programming. The Company believes that the low power television stations reach approximately 3.8 million households. At this time, the Company is unable to determine the net impact of net viewer revenue generated from the low power television stations as compared to the net viewer revenue generated from the cable systems in New York City previously airing the Company's programming.

Gross viewer revenue generated from the United Kingdom were consolidated for only the first half of the year, while the United Kingdom subsidiary was majority owned. When the Company became a 50% owner of this United Kingdom subsidiary on June 30, 1995, it began to account for all financial results from United Kingdom operations utilizing the equity method of accounting. As a result, twelve months of United Kingdom viewer revenue was included in the Company's 1994 financial statements, totaling $1.2 million, while in 1995, the six months total of viewer revenue was approximately $645,000. See Footnote Number 7 in the Notes to the Financial Statements for the comparative results for 1995 and 1994.

Viewer revenues are adversely affected by customers who deny having made music video requests on THE BOX. In an effort to reduce chargebacks from telephone companies due to such customers, the Company is in the second year of implementation of call blocking for previous non-paying customers and credit limitations for all participants in the Company's interactive process. The information necessary to institute these procedures had not been previously available from the Company's telephone service provider. With nearly two years of these procedures undertaken, the Company has seen the chargeback rate reduced from over 16.7% in 1994 to under 12% for 1995. Chargebacks for the year ended December 31, 1995 totaled approximately $1.6 million as compared to $2.5 million for the same prior year period. Due to the continued improved levels of chargebacks, the Company reduced the reserve outstanding for future chargebacks, resulting in a credit of approximately $210,000 to the reserve account in the fourth quarter 1995.

Advertising and other revenues increased by approximately $3.6 million or 58% for the year ended December 31, 1995 as compared with the same prior year period. This increase resulted from continued improvement in record industry advertising, plus significant results from the first full year of an established in-house national advertising sales staff. The Company's continued support from the record industry is indicated by the increase in the industry's already significant levels of advertising purchases, from $3.4 million in 1994 to nearly $4.4 million in 1995. National advertising sales experienced increased revenues of 100%, with revenues totaling $1.9 million in 1994 as compared with $3.8 million for 1995. During 1995, the Company added such prestigious national advertisers as Pepsi, Coors Light, Reebok and Calvin Klein. Additionally, direct response advertising, which usually represents overnight advertising buys, also increased from $800,000 in 1994 to nearly $1.3 million in 1995. In an effort to continue the improvement in national advertising sales results, the Company has hired two additional national advertising sales managers for its New York office, one focusing on direct response advertising and one on selling local advertising on the Company's New York City low power broadcast stations. An additional national salesperson has also been added. While advertising revenue improved overall in 1995, the Company is only starting to realize the impact of initiating an internal national sales effort. Strong advance bookings of nearly $5 million have been placed for 1996 which could result in significantly increased advertising sales for 1996 as compared with record 1995 levels. While there can be no assurance that all of these non-binding advertising commitments will be honored, the bookings demonstrate an increased interest in the Company's programming service as an advertising vehicle.

The United Kingdom operation is building its advertising sales, but as described previously, only six months of results in 1995 are included in the consolidated statements, as compared to a full year of results included in the 1994 financial statements. Therefore, since advertising results have improved from $89,000 for the entire year of 1994 to over $98,000 for the first six months of 1995, the improvement in the United Kingdom results is clear.

Miscellaneous revenues for 1995 included a gain of approximately $60,000 recognized on the sale of an LPTV station, a gain of $27,000 on the sales of other LPTV equipment, cable carriage fee revenue of approximately $55,000, merchandise revenue from the Company's retail store outlet of approximately $22,000 and miscellaneous other revenue of approximately $21,000.

Domestic expenses for affiliate fees, site costs and telephone services were 48.9% and 53% of net viewer revenue for the years ended December 31, 1995 and 1994, respectively. The decrease in expenses between the years ended December 31, 1995 and 1994 of approximately $636,000 was primarily due to a decrease in cable affiliation fees of approximately $709,000 due to the effects of renegotiation of the cable agreements for the Company's two largest multiple system operators. This decrease was offset by an increase in low power television affiliation and site cost fees of approximately $125,000 due to new launches of LPTV affiliated boxes. Another portion of the net decrease resulted from decreased transport and telecommunications charges of approximately $52,000 related to the improved rates of this transaction related expenditure.

Distribution, general and administrative expenses for the year ended December 31, 1995 increased by approximately $2.5 million from $11,493,000 in 1994 to $13,993,000 in 1995. A majority of the increase, $1,241,000, resulted from additional staffing for affiliate sales, advertising sales, marketing (both consumer and radio affiliation) and production departments. In order to develop additional transactional and advertising revenues, personnel who could produce sales, develop marketing and promotional tie-ins, create the related programming requirements and support expanded programming distribution were added in late 1994 and 1995. In order to increase industry awareness of the Company's programming, industry trade event participation was increased, resulting in increased travel and entertainment expenses and related sales premiums and materials production, on-air promotions and marketing expenditures were undertaken to increase consumer viewing levels, in total increasing these costs by approximately $416,000 in 1995 as compared with the same prior year period. Costs related to production, disc and tape preparation and related shipping expenditures were higher in 1995 as compared with 1994 by approximately $92,000 due to the increased production efforts for improved graphic presentation of the Company's programming, increased BOX TALK interview productions and on-air promotion production expenditures.

The increased national and direct response advertising sales revenues for 1995 as compared with 1994 resulted in higher agency commissions of approximately $320,000 in 1995. With the Company's box units aging, repairs and maintenance increased by $20,000 for the year ended December 31, 1995 as compared with the same prior year period. Due to the expanded satellite office locations of the Company's operations, insurance, equipment rentals, office rentals, office supplies and other administrative expenses increased by $110,000 for the year ended December 31, 1995 as compared with the same prior year period. Investment spending for the development of international operations totaled approximately $817,000 for the year ended December 31, 1995 as compared to no such expenditures for the same prior year period.

Legal expenses decreased $185,000 for the year ended December 31, 1995 as compared with the year ended December 31, 1994 primarily due to costs incurred in 1994 for the HCI litigation and other miscellaneous legal expenses which did not recur in 1995. Due to another year that licensing of music product used by the Company was under license, with no prior year assessments, the Company was able to reduce its music costs by approximately $121,000. Since the Company produced all of its advertising sales from its in-house operations during 1995 as compared with a small portion of sales in calendar 1994 from an outside sales representation agency, commissions paid to outside services was approximately $152,000 lower in 1995 as compared with the prior year. As discussed previously, since only six months of expenditures for United Kingdom operations are included in the consolidated operations of the year ended December 31, 1995 as compared with twelve months in the same prior year period, a decrease of $58,000 in distribution, general and administrative expenses associated with United Kingdom operations was realized.

The Company's satellite distributed programming resulted in $1,163,000 and $2,400,000 in satellite transponder and service fees for the years ended December 31, 1995 and 1994, respectively. During February 1995, the Company switched its satellite signal from analog to digital, thereby reducing the monthly charge from $200,000 for January 1995 (and all of 1994) to $110,000 for February, March and April 1995. Then, beginning May 1, 1995, the Company paid $73,500 per month for transponder and uplink services. The Company has terminated its satellite agreement with StarNet effective April 1996. A new three-month transitional agreement has been signed with WTCI, a subsidiary of Tele-Communications, Inc. The Company will now broadcast from

Hughes Satellite's Galaxy 7, transponder 13 at a transponder and uplink service charge of $42,000 per month.

Consulting fees of approximately $771,000 were incurred in 1994 related to payments made to one of the Company's principal shareholders for management of the domestic operations, to another of the Company's principal shareholders for the management and development of the international operations and to a third related party for consulting on record industry and merchandising operations. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In 1995 these contracts were eliminated with the exception of reimbursement of the salary and benefits of an Island Trading Company, Inc. ("Island") employee utilized by the Company during 1995 which totaled approximately $161,000. During 1995, the Company also incurred rental expense payable to Island for its new corporate headquarters of approximately $509,000, with no comparable prior year related party expenditure.

Depreciation and amortization expenses for the year ended December 31, 1995 decreased by approximately $610,000 or 33% from the comparable prior year due to a significant amount of the Company's box units becoming fully depreciated.

Stock and warrant compensation, a non-cash expenditure, decreased by approximately $16,000 for the year ended December 31, 1995 as compared to the same prior year period. This decrease was due to no new issuance of stock options at an exercise price lower than the market price on the date of grant.

Interest expense decreased from approximately $146,000 for the year ended December 31, 1994 to less than $2,000 for the year ended December 31, 1995 due to the conversion of two different outstanding debts into the Company's common stock during 1995. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Despite significant net loss carryforwards, due to the gain realized on the sale of the 50% interest in its United Kingdom subsidiary and the net income recognized for 1995, the Company will be required to pay approximately $40,000 in alternative minimum taxes for 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 2.97 to
1.00 at December 31, 1995 as compared to 2.99 to 1.00 at December 31, 1994. At December 31, 1995, the Company's current assets exceeded its current liabilities by approximately $6,505,000.

The Company is using the proceeds of 1994 financing transactions which provided the Company with $9 million in gross proceeds before transactional expenses to:
(i) expand the distribution of the Company's programming by constructing and installing additional box units; (ii) advertise, market and promote the Company's programming; (iii) research, develop, maintain and improve the Company's software and equipment;
(iv) fund working capital; and (v) purchase technical equipment for programming production. In order to expand distribution, the Company is considering up-front cash payments to cable systems operators in the aggregate amount of up to approximately $2,500,000 which would be made for guaranteed long-term cable affiliation agreements. Although there can be no assurances, management believes that expansion of the distribution of the Company's programming will lead to increased advertising and viewer revenues and will enable the Company to more efficiently utilize fixed cost expenditures. The Company will additionally continue its efforts to relocate existing box units to more profitable locations in order to attempt to improve the revenues generated by the Company's existing box units. Additional financing may be needed in order for the Company to achieve its goal of significantly expanding the distribution of its programming to a level which will allow the Company to operate profitably.

Management has and will continue to undertake several operational measures in an effort to continue to improve the Company's liquidity and cash flow position. In 1995, the Company completed the renegotiation of affiliation agreements with the two largest multiple system operators which was the major reason that the Company spent $700,000 less on carriage fees in the year ended December 31, 1995 as compared with the same prior year. Upon full implementation of the digital box, the Company will save approximately $82,000 in operating costs per month, or annual savings of $984,000.

In conjunction with the digital box software development, new phone interaction software is also being written which will improve the viewer's interaction through multiple selections available on each phone call; from concert information, music related merchandise offers and music product offers. Chargebacks of the Company's phone call revenue have been significantly reduced by blocking requests of viewers who have a history of denying having made music video requests and applying credit limits on customer accounts. As the Company obtains additional information about its customer base and improves upon the time taken by the Company's phone provider, the Company believes it will be able to continue to reduce chargebacks further. Advertising revenues have been increasing every quarter over the previous year's quarter since the Company's sales efforts began. To continue this trend, the Company has been developing new record label promotions, national advertising account value added promotions. With increased distribution and the overall impact of the Company's programming, rates for all time segments, including prime time, have increased as a response to demand.

During 1995, the Company spent nearly $2.3 million on the purchase of a new production edit suite, enhancements to its in-house computer system, new equipment, furniture and tenant improvements for the new corporate office location, and development costs for the Digital Box. The Company believes that the newly developed technology known as The Digital Box is a critical element of the Company's future. In order to provide programming improvement through enhanced audio and video quality, superior graphic quality, consumer friendly responsiveness (such as nearly immediate video play), plus provide operational efficiencies such as reduction of expenses associated with the manual process of tapes, discs, weekly change outs of music product and limited availability for advertising, the Company has decided to deploy The Digital Box in replacement of all boxes. Initially, the Company plans to replace all current analog boxes at cable installations, four low power stations including the three New York City low power stations, plus launch all new cable distribution with the Digital Box. It is expected that this deployment will cost the Company approximately $3 million. While the Company believes that it has enough cash funds to build and install these boxes, new asset based financing is being sought from the Company's current bank and other financing institutions. It cannot be assured that financing will be available on terms satisfactory to the Company nor that this new technology will result in additional distribution, additional advertising sales or higher viewership.

In February 1996, the Company entered into a five-year agreement with an unaffiliated party to purchase satellite receiving equipment and satellite transponder time for sending digitized video segments from the Company's headquarters to the various box unit locations at cable head end and broadcast station sites. The minimum cash commitments of the Company under this agreement is approximately $1.9 million.

In 1995, the Company spent approximately $817,000 in the development of an international expansion program along with $330,000 and $52,000 spent directly on the newly launched Holland and Box Worldwide - Europe operations and the initiation of a licensing affiliation in Argentina, respectively. The Company has determined that unless additional financing is obtained, no further international expansion beyond the United Kingdom, Aruba, Holland and Argentina will be possible.


ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto are included herein beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information with respect to the executive officers and directors of the Company and a key employee of VJNIL:

     NAME                        AGE              POSITION WITH COMPANY
     ----                        ---              ---------------------
H. F. Lenfest                    65          Chairman of the Board of Directors

Alan R. McGlade                  41          President, Chief Executive Officer
                                             and Director

J. Patrick Michaels, Jr.         51          Vice Chairman of the Board of
                                             Directors and Acting Chief Operating
                                             Officer

Les Garland                      48          Executive Vice President

Luann M. Hoffman                 39          Chief Financial and Administrative
                                             Officer and Secretary

E. Paul Sartain                  33          Vice President -- Operations

Chris Blackwell                  58          Director

David Burns                      35          Director

Stanley H. Greene                39          Director

Joel S. Rudich                   59          Director

Leonard J. Sokolow               39          Director


H.F. Lenfest has served as a director and Chairman of the Board of Directors of the Company since December 16, 1993. Mr. Lenfest is also the President and Chief Executive Officer and a director of Lenfest Communications, Inc. ("LCI"). LCI, through its subsidiaries, including StarNet, Inc. and StarNet Interactive Entertainment, Inc. (collectively, the "Lenfest Group"), is engaged in operating cable television systems and providing cable advertising, programming and message services. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. Lenfest is also the majority stockholder of TelVue Corporation, a company engaged in providing ANI telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events. Mr. Lenfest's principal occupation since 1974 has been serving as the President and Chief Executive Officer of LCI and the Lenfest Group. In addition, Mr. Lenfest has been a director of TelVue Corporation since November 1989 and a director of Liberty Media Corporation since October 1990.

Alan R. McGlade has served as a director since December 16, 1993 and was the Acting Chief Executive Officer of the Company from December 16, 1993 through December 31,1994. Since January 1, 1995, Mr. McGlade has been serving as President and Chief Executive Officer of the Company. Mr. McGlade was the President of StarNet, Inc. from August 1, 1991 through December 31, 1994. From August 7, 1993 through December 31, 1994, Mr. McGlade also served as the President of StarNet Interactive Entertainment, Inc. In August 1987, Mr. McGlade founded and served as President of Cable Advertising Partners, operating under the name Adlink, a company which provided advertising services to a group of major multiple cable system operators ("MSOs") and which was the first to use satellite for the interconnection of MSOs. Prior thereto, Mr. McGlade was Vice President, Programming at Falcon Communications, Inc., a Los Angeles, California-based MSO.

J. Patrick Michaels, Jr. has been serving as a director since June 8, 1992 and Vice Chairman of the Board of Directors since December 16, 1993 and as a director of VJNIL since September 30, 1993. Mr. Michaels has been serving the Company as Acting Chief Operating Officer since August 30, 1993 and from that date through December 31, 1994, served as the Company's Acting President. Previously, he was Chairman of the Board of Directors of the Company from June 8, 1992 until December 15, 1993. Mr. Michaels served the Company in a temporary capacity as Acting Chief Executive Officer from August 17, 1992 through December 15, 1993 and served as Acting President of the Company from August 31, 1992 to November 2, 1992. Mr. Michaels is also a controlling person of a limited partnership which beneficially owns more than 5 percent of the Company's common stock. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." Mr. Michaels founded and since 1973 has been the Chairman of the Board of Directors and Chief Executive Officer of Communications Equity Associates, Inc., a firm that specializes in providing a full array of financial services to a variety of organizations in the media, communications and entertainment industries. During 1973, Mr. Michaels was Vice President of Cable Funding Corporation, a specialized finance company lending to the cable television industry. From October 1968 through December 1972, Mr. Michaels served as one of the original employees and Vice President of TM Communications, the cable subsidiary of The Times Mirror Company. Mr. Michaels is a member of the Cable TV Pioneers, the Institute of Directors (U.K.), the International Radio and Television Society, the National Cable Television Association and the Community Antenna Television Association. Mr. Michaels holds equity interests in a number of media companies, some of which may be deemed competitive with the Company. In 1995, he was elected to the Board of Directors of Paxson Communications Corporation.

Les Garland joined the Company in March 1990 as Vice President -- Programming and on January 1, 1994 was named Executive Vice President. From October 1988 to March 1990, Mr. Garland was President of Les Garland Productions, a company specializing in consulting to firms in the video, radio and recording industries. From January 1987 to December 1988, Mr. Garland was executive Vice President of Quantum Media, Inc., a joint venture with former MTV: Music Television President Bob Pittman. Prior to forming the joint venture, Mr. Garland was Senior Vice President of Programming of MTV and its sister network, Video Hits-1, from January 1982 to December 1986. Prior thereto, Mr. Garland was an executive officer at Atlantic Records.

Luann M. Hoffman has been serving as Chief Financial and Administrative Officer of the Company since January 1, 1992 and as Secretary of the Company since January 17, 1992. Prior to joining the Company, she served from September 1987 through December 1991 as Vice President -- Finance, Treasurer and Corporate Secretary for The Travel Channel, Inc., which was a majority-owned subsidiary of Trans World Airlines, Inc., an international airline carrier. Additionally, Ms. Hoffman served as President of The Travel Channel from August 1989 through September 1990. From January 1984 through August 1987, Ms. Hoffman was a manager in the Internal Audit Department of Trans World Airlines, Inc. In 1983, Ms. Hoffman was a Supervisor in a regional public accounting firm, Breen, Brehmer & Co. Prior to that, from June 1978 through December 1982, Ms. Hoffman was a senior auditor with Arthur Andersen & Co., an international public accounting firm. Ms. Hoffman is a Certified Public Accountant.

E. Paul Sartain was appointed Vice President -- Operations of the Company on September 27, 1993. Mr. Sartain served the Company as Director of Operations and Information Systems from June 26, 1989 through September 27, 1993 and as Manager of Operations and Information Systems from January 9, 1988 through June 26, 1989. Mr. Sartain joined the Company as a systems analyst in August 1986, to assist in the development of the Company's computerized interactive video jukebox network. Mr. Sartain also served the Company as Treasurer from September 1986 through September 1989.

Chris Blackwell has been serving as a director of the Company since April 21, 1994. Since July 1989, Mr. Blackwell has been Chief Executive Officer of Island Records, Inc. Prior thereto, he was a record producer. Mr. Blackwell has served on the Board of Management of Polygram N.V. since July 1989. Mr. Blackwell is a consultant to Island Trading Company, Inc. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Transactions with Island."

David Burns has been serving as a director of the Company since September 14, 1995. Mr. Burns is the Executive Vice President and Chief Operating Officer of Communications Equity Associates, Inc., and investment and merchant banking firm specializing in the media, communications and entertainment industries. Mr. Burns joined Communications Equity Associates, Inc. in 1990 as Controller and served as Vice President in the entertainment division from January 1992 to July 1995, at which time he was promoted to his present positions as Executive Vice President and Chief Operating Officer. From 1984 to 1990, Mr. Burns was an accountant in the tax department of Arthur Andersen & Co. Mr. Burns is a certified public accountant and a registered representative with the National Association of Securities Dealers, Inc.

Stanley H. Greene has been serving as a director of the Company since February 1996. Since February 1994, Mr. Greene has served as a Vice President of Bell Atlantic Corporation in charge of various projects, including total quality management and competitive response initiatives. In June 1995, Mr. Greene was appointed to his present position overseeing the rollout of Bell Atlantic's wireline and wireless video service in specific markets. Prior to joining Bell Atlantic, Mr. Greene was the Vice President and General Manager of Greater Media's Philadelphia, Pennsylvania cable system, where, in 1993, he launched an "a-la-carte" cable programming package. From 1990 to 1993, Mr. Greene was a General Manager and later a Vice President with Lenfest Communications. Mr. Greene is a graduate of the University of Pennsylvania and has been inducted into the Hall of Fame of the National Association for Minorities in Cable.

Joel S. Rudich has been serving as a director of the Company since September 30, 1992. Mr. Rudich has been President and Chief Executive Officer of Coaxial Communications ("Coaxial") since 1990 and was President and Chief Operating Officer of Coaxial from 1984 to 1990. Coaxial is a regional multiple cable system operator.

Leonard J. Sokolow has been serving as a director of the Company and as a director of VJNIL since September 30, 1992. Since August 1993, Mr. Sokolow has been President and Chief Executive Officer of Genesis Partners, Inc., a Florida corporation which provides domestic and international investment banking and financial advisory services to a variety of organizations. Since June 1994, Mr. Sokolow has served as Chairman of the Board and President of The Americas Growth Fund, Inc., a closed-end management company investing in equity and debt securities of emerging and established companies which are strategically linked to the Caribbean and Latin America. Since September 1995, Mr. Sokolow has been of counsel to the law firm of Lucio, Mandler, Croland, Steele, Bronstein & Garbett, P.A., which serves as the Company's general counsel. From March 1990 to July 1993, he served as Executive Vice President-Operations, Administration and Finance of Windmere Corporation ("Windmere"). From February 1989 to March 1990, he was Senior Vice President of Windmere and from May 1988 to February 1989, he served as Vice President. Mr. Sokolow was Windmere's Corporate Counsel from May 1988 to December 1988 and served as General Counsel from December 1988 to March 1990. Since March 1990, Mr. Sokolow has served as a director for Catalina Lighting, Inc. For more than five years prior to joining Windmere, Mr. Sokolow was associated with Hornsby & Whisenand, P.A., a Miami, Florida law firm, and for one year he was a partner of such firm. Mr. Sokolow is a Certified Public Accountant.

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Messrs. Lenfest, Michaels, Blackwell, Burns and McGlade do not receive any additional compensation for serving as a director or committee member. Non-employee directors of the Company receive $10,000 per year for serving as a director. In addition, three non-employee directors were granted certain options in 1995 to purchase shares of the Company's common stock pursuant to the Company's Non-Employee Director Plan. See "EXECUTIVE COMPENSATION - Option Grants to Non-Employee Directors." All directors, whether salaried or non-salaried employees, are reimbursed for their expenses incurred in connection with their duties as directors of the Company.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership in the Company's common stock and other equity securities of the Company. Executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements, with the exception of one report covering one transaction not timely filed by Mr. McGlade.


ITEM 10. EXECUTIVE COMPENSATION

The following three tables provide certain information concerning the compensation paid to persons who served as the Company's chief executive officer during the 1995 fiscal year and other executive officers of the Company who received salary and bonus in excess of $100,000 for the 1995 fiscal year (collectively referred to as the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and other compensation paid or accrued by the Company and its subsidiaries to the Named Executive Officers for the fiscal years ended December 31, 1995, 1994 and 1993:

                                             Annual Compensation                             Long Term Compensation
                                             -------------------                             ----------------------

                                                                                       Securities
                                                                                       Underlying
                                                         Other Annual    Restricted      Stock        LTIP       All Other
Name/Position               Year   Salary     Bonus      Compensation   Stock Awards    Options      Payouts   Compensation
-------------               ----   ------     -----      ------------   ------------    -------      -------   ------------
Alan McGlade/               1995   $207,200   0               $0             0          300,000(2)     0            0
Chief                       1994      0       0                0             0          0              0            0
Executive Officer(1)        1993   N/A        N/A              N/A           N/A        N/A            N/A          N/A

Les Garland/                1995   $220,000   $117,808         0             0          0              0            0
Executive Vice President    1994   $200,000   $ 65,374         0             0          230,000(3)     0            0
                            1993   $165,900   $ 52,500         0             0          120,000(3)     0            0

Luann M. Hoffman/           1995   $132,000      0             0             0          0              0            0
Chief Financial and         1994   $120,000   $  9,615         0             0          0              0            0
Administrative Officer      1993   $110,000   $ 22,500         0             0          75,000(3)      0            0
and Secretary

Scott Bonn/                 1995   $125,000   $ 39,280         0             0          15,000(2)      0            0
Vice President -            1994   $ 75,200   $  1,765         0             0          0              0            0
Advertising Sales           1993   N/A        N/A              N/A           N/A        N/A            N/A          N/A

Gino Natalicchio/           1995   $ 99,185   $ 20,000         0             0          75,000(2)      0            0
Vice President -            1994   N/A        N/A              N/A           N/A        N/A            N/A          N/A
International Development   1993   N/A        N/A              N/A           N/A        N/A            N/A          N/A


(1) Mr. McGlade served as Acting Chief Executive Officer from December 16, 1993 through December 31, 1994 and has been serving as President and Chief Executive Officer since January 1, 1995. For a description of Mr. McGlade's current employment agreement with the Company, see "EXECUTIVE COMPENSATION
     - Employment Agreements."

(2) For a description of such stock options, see "EXECUTIVE COMPENSATION - 1995 Stock Option Grants" and the notes thereto.

(3) For a description of such stock options, see "EXECUTIVE COMPENSATION Employment Agreements".

1995 STOCK OPTION GRANTS

The following table provides information regarding stock options granted to the Named Executive Officers during the year ended December 31, 1995.

                                             Percentage of                        Market Price
                        Options           1995 Option Grants        Exercise           on               Expiration
      Name              Granted            to Employees(1)           Price         Grant Date              Date
      ----              -------           ------------------        --------      ------------          ----------
Alan McGlade            300,000(2)                71%                $2.00           $1.12            January 2, 2000

Gino Natalicchio         75,000(3)                18%                $2.00           $1.38            May 6, 2000

Scott Bonn               15,000(4)                 4%                $2.00           $1.38            May 6, 2000

(1) The Company granted an aggregate of 425,000 options to employees during the year ended December 31, 1995.

(2) For additional information with respect to such stock options, see "EXECUTIVE COMPENSATION - Employment Agreements."

(3) One-third of such options vested on March 1, 1996. An additional one-third of such options vests on March 1, 1997 and the remaining one-third vests on March 1, 1998.

(4) Two-thirds of such options were vested as of December 31, 1995. The remaining one-third vests on December 31, 1996.


1995 STOCK OPTION EXERCISES AND HOLDINGS

The following table sets forth the (i) stock option exercises by Named Executive Officers during 1995; (ii) number of shares underlying both exercisable and non-exercisable stock options as of December 31, 1995; and (iii) value for "in-the-money" options which represents the positive spread between the exercise price of any such existing stock options and the year-end price of Common Stock.

                                                            Number of Shares Underlying              Value of In-The-Money
                     Shares Acquired By     Value      Outstanding Stock Options at Year End       Outstanding Stock Options
Name                 Exercises in 1995     Realized       Exercisable     Not Exercisable       Exercisable     Not Exercisable
----                 ------------------    --------       -----------     ---------------       -----------     ---------------
ALAN MCGLADE                0                 0                0              300,000                0                  0
LES GARLAND                 0                 0             210,000           140,000             $10,000             $5,000
LUANN HOFFMAN               0                 0              50,000            25,000              $6,250             $3,125
SCOT BONN                   0                 0              10,000             5,000                0                  0
GINO NATALICCHIO            0                 0                0               75,000                0                  0

1988 STOCK OPTION PLAN

In 1988, the Board of Directors and the stockholders of the Company adopted the 1988 Stock Option Plan to attract and retain the services of officers and other key employees by providing the opportunity for such persons to acquire a proprietary interest in the Company (the "Plan"). This Plan was amended by Board of Directors and approved by the stockholders on November 1, 1993.

Under the terms of the amended Plan, which is administered by the Compensation Committee of the Board of Directors, options to purchase an aggregate of 1,000,000 shares of the Company's common stock may be issued to officers and other key employees of the Company and non-employee directors of the Company. The exercise price of each option granted under the Plan may not be less than $1.00. Options granted under the Plan are not transferable other than by will or the laws of descent and distribution. The Committee has the authority to select the officers and other key employees to whom options may be granted, the number of shares of common stock underlying any option granted, and all other terms and conditions relating to any option granted under the Plan. The Company, at its expense, has registered with the Securities and Exchange Commission all of the shares of common stock underlying the options which have been granted and are reserved for grant to all of the officers and other key employees of the Company and non-employee directors of the Company.

WARRANTS

The Company has authorized the issuance of warrants to purchase up to 300,000 shares of Common Stock to be used as an inducement for persons to serve as directors or employees of the Company. The warrants are exercisable at a price of $1.75 per share. Generally, the warrants are exercisable for five years from the date they are granted.

As of March 12, 1996, an aggregate of 299,000 warrants had been issued to present and former directors, officers and employees of the Company, of which 11,000 warrants remain outstanding. The Company, at its expense, has registered with the Securities and Exchange Commission an aggregate of 121,500 shares of Common Stock underlying such warrants.

OPTION GRANTS TO NON-EMPLOYEE DIRECTORS

On May 7, 1995, the Board approved the grant of options to purchase 10,000 shares of Common Stock at an exercise price of $2.00 per share to each of Messrs. Jules Haimovitz (a former director), Rudich and Sokolow under the 1995 Non-Employee Director Plan. Such options are exercisable for a three year period commencing December 31, 1995. The Board also approved the extension of options granted to Messrs. Haimovitz, Rudich and Sokolow under the Company's 1993 and 1994 Non-Employee Director Plans to December 31, 1998. The grant of the options under the 1995 Non-Employee Director Plan and the extension of the exercise period of the options granted under the 1993 and 1994 Non- Employee Director Plans are subject to the Company obtaining the approval of Liberty VJN, Inc. ("Liberty VJN") under a letter agreement, dated November 21, 1990, between TCI Liberty, Inc ("TCI Liberty") and the Company and subject to certain preemptive rights of Liberty VJN under a stock purchase agreement, dated November 21, 1990. The Company, at its expense, has registered with the Securities and Exchange Commission 100,000 shares of Common Stock under the 1993 Non-Employee Director Plan, but has not registered this most recent grant of 30,000 shares at this time.

EMPLOYMENT AGREEMENTS

Effective January 1, 1995, Alan McGlade entered into a three-year employment agreement with the Company pursuant to which Mr. McGlade will be paid a base salary of $207,200 for the first year of the agreement, $217,200 for the second year of the agreement and $232,200 for the third year of the agreement. If the agreement is extended beyond the third year, Mr. McGlade's salary would be $247,200. Under the agreement, the Company also will reimburse Mr. McGlade for up to $50,000 of the cost to move him and his family from his residence in Pennsylvania to the Miami, Florida metropolitan area. Since Mr. McGlade has not been able to sell his present residence in Pennsylvania and complete his move to the Miami, Florida metropolitan area prior to January 1, 1995, the Company reimbursed him $2,500 per month of temporary housing expenses for six months that Mr. McGlade had not taken occupancy of his new residence in the Miami, Florida metropolitan area. The Company has loaned Mr. McGlade $100,000, which was used for the purpose of purchasing his primary residence in the Miami, Florida metropolitan area. The loan is secured by a second mortgage on the residence. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Other Transactions." In accordance with Mr. McGlade's employment agreement, the Company on January 1, 1995 granted Mr. McGlade an option to purchase 300,000 shares of common stock at an exercise price of $2.00 per share. Mr. McGlade's right to acquire the shares vests as to 100,000 shares for each 12-month period from January 1, 1995. If Mr. McGlade's employment with the Company is terminated for "cause" as defined in the employment agreement, Mr. McGlade will forfeit the right to exercise all non-vested options and payment for the exercise of all vested options must be made to the Company within the earlier of 10 days after such termination or the date by which the vested option expires by its terms. In addition, if Mr. McGlade terminates his employment with the Company at any time prior to three years from January 1, 1995 without the prior written consent of the Company, Mr. McGlade will forfeit the right to exercise the vested and non-vested portions of the option.

On January 1, 1994, Les Garland entered into a three year employment agreement with the Company pursuant to which Mr. Garland is paid a base salary of $200,000 for the first year of the agreement, $220,000 for the second year of the agreement and $240,000 for the third year of the agreement. Mr. Garland is additionally paid a performance bonus equal to: (I) 2-1/2% of all record company gross revenues collected by the Company, which performance bonus may not exceed in any year 50 percent of his then current year's base salary; and (ii) 2-1/2% of non-record company advertising revenues collected by the Company if the President of the Company has pre-authorized the payment of the performance bonus for such advertising revenues. As of December 31, 1995, the Company has advanced Mr. Garland $92,594 of such performance bonus. Approximately $26,221 of such advance was repaid on February 2, 1996, with the remaining $73,867 ($66,373 plus $7,494 in accrued interest) to be paid prior to the end of calendar year 1996. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Other Transactions." In accordance with Mr. Garland's employment agreement, the Company on December 16, 1993 canceled an aggregate of 160,000 stock options having an exercise price of $5.00 per share and granted Mr. Garland an option to purchase 120,000 shares of Common Stock at an exercise price of $1.00 per share. As of January 28, 1996, Mr. Garland was vested in all such options. On January 18, 1994, the Company granted Mr. Garland a three-year option to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, a price equal to the closing price of the common stock on January 18, 1994 as reported by NASDAQ. One-fourth of such option vested on December 1, 1994; one-fourth of such option vested on December 1, 1995; and the remaining one-half vests on December 1, 1996. In addition, pursuant to the terms of Mr. Garland's employment agreement, an immediately exercisable option to purchase 30,000 shares of common stock was granted to Mr. Garland at an exercise price of $2.00 per share. If Mr. Garland's employment with the Company is terminated with "cause" as defined in his employment agreement or if Mr. Garland terminates the agreement, Mr. Garland forfeits the right to exercise all such options. If Mr. Garland's employment is terminated without cause, he forfeits the right to exercise all options which are not vested within six months of such termination.

On December 16, 1991, Luann M. Hoffman entered into a five-year employment agreement with the Company pursuant to which she is employed as Chief Financial and Administrative Officer. Under the agreement, Ms. Hoffman will receive a base salary of $110,000 per year and is eligible to receive an annual bonus in an amount up to $30,000 per year. Effective December 16, 1993, the Company canceled a stock option to purchase 100,000 shares of common stock, which had been issued to Ms. Hoffman under the employment agreement, and granted her options to purchase 75,000 shares at an exercise price of $1.00 per share. As of January 28, 1996, Ms. Hoffman was vested in all such options. If Ms. Hoffman's employment agreement is terminated for "cause" as defined in the agreement, Ms. Hoffman will forfeit the right to exercise all such options. If the employment agreement is terminated without cause, Ms. Hoffman will forfeit the right to exercise all non-vested options.

All of the above employment agreements include provisions which prohibit the disclosure of certain confidential information relating to the Company and contain covenants not to compete with the Company during employment and for periods of one to three years thereafter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of common stock as of March 12, 1996 by: (I) each of the Company's directors and Named Executive Officers; (ii) each person who is known by the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock; and (iii) all of the Company's directors and Named Executive Officers as a group:

NAME AND ADDRESS                           AMOUNT AND NATURE               PERCENT OF
OF BENEFICIAL OWNER                       OF BENEFICIAL OWNER              CLASS (1)
-------------------                       -------------------          -----------------
H. F. Lenfest                                 14,210,419(2)                  59.4%
c/o The Lenfest Group
202 Shoemaker Road
Pottstown, PA 19464

J. Patrick Michaels, Jr.                      14,210,419(2)                  59.4%
c/o Video Jukebox Network, Inc.
1221 Collins Avenue
Miami Beach, Fla.   33139

Alan R. McGlade                                  301,000(3)                   1.2%
c/o Video Jukebox Network, Inc.
1221 Collins Avenue
Miami Beach, Fla.    33139

Les Garland                                      250,000(4)                   1.0%
c/o Video Jukebox Network, Inc.
1221 Collins Avenue
Miami Beach, Fla.   33139


Luann M. Hoffman                                  75,000(5)                      *
c/o Video Jukebox Network, Inc.
1221 Collins Avenue
Miami Beach, Fla.   33139

E. Paul Sartain                                   40,000(6)                      *
c/o Video Jukebox Network, Inc.
1221 Collins Avenue
Miami Beach, Fla.   33139

David Burns                                          10,000                      *
c/o Video Jukebox Network, Inc.
1221 Collins Avenue
Miami Beach, Florida 33139

Stanley H. Greene                                       550                      *
c/o Video Jukebox Network, Inc.
1221 Collins Avenue
Miami Beach, Florida 33139

Joel S. Rudich                                    35,000(7)                      *
c/o Coaxial Communications
3770 E. Livingston Avenue
Columbus, Ohio 43227

Leonard J. Sokolow                                70,000(8)                      *
c/o Genesis Partners, Inc.
6301 N.W. 5th Way
Suite 5000
Fort Lauderdale, Fla.    33309

Chris Blackwell                                        0(9)                      *
c/o Island Trading Company, Inc.
825 Eighth Avenue
New York, New York   10019

StarNet/CEA II Partners                       14,210,419(2)                  59.4%
c/o Communications Equity Associates
101 E. Kennedy Boulevard, Suite 3300
Tampa, Florida 33602

CEA Investors Partnership II, Ltd.            14,210,419(2)                  59.4%
c/o Communications Equity Associates
101 E. Kennedy Boulevard, Suite 3300
Tampa, Florida 33602

CEA Investors, Inc.                           14,210,419(2)                  59.4%
c/o Communications Equity Associates
101 E. Kennedy Boulevard, Suite 3300
Tampa, Florida 33602

StarNet Interactive Entertainment, Inc.       14,210,419(2)                  59.4%
1332 Enterprise Drive, Suite 200
West Chester, Pennsylvania 19380

StarNet, Inc.                                 14,210,419(2)                  59.4%
1332 Enterprise Drive, Suite 200
West Chester, Pennsylvania 19380

Lenfest Communications, Inc.                  14,210,419(2)                  59.4%
202 Shoemaker Road
Pottstown, Pennsylvania 19464

Island Trading Company, Inc.                   4,500,000(9)                  17.3%
400 Lafayette Street
New York, New York  10003

Louis Wolfson, III                             1,816,131(11)                   7.5%
9350 South Dixie Highway, Suite 900
Miami, Florida 33156-2945

Video Holdings Corporation                     1,270,969(10)(11)               5.3%
9350 South Dixie Highway, Suite 900
Miami, Florida 33156-2945

Andrew Blank                                   1,367,700(12)                   5.7%
9350 South Dixie Highway, Suite 900
Miami, Florida 33156-2945

Mark Blank                                     1,381,701(12)                   5.7%
9350 South Dixie Highway, Suite 900
Miami, Florida 33156-2945

Tony Blank                                     1,367,700(12)                   5.7%
9350 South Dixie Highway, Suite 900
Miami, Florida 33156-2945

Liberty VJN, Inc.                              1,203,464(13)                   5.0%
8101 East Prentice Avenue
Englewood, Colorado 80111

All directors and executive officers as a     14,981,969                      61.2%
group  (10 persons) (2) through (10)

---------------

*    Indicates a percentage ownership of less than one percent.

** The information contained in the preceding table and the footnotes thereto is derived in part from Statements on Schedule 13D filed with the Securities and Exchange Commission by the following persons: H.F. Lenfest,
     J. Patrick Michaels, Jr., StarNet/CEA II Partners, CEA Investor Partnership II, Ltd., CEA Investors, Inc., StarNet Interactive Entertainment, Inc., StarNet, Inc., Lenfest Communications, Inc., Venture LW Corporation, Louis Wolfson, III, Video Holdings Corporation, Andrew Blank, Mark Blank, Tony Blank and Liberty VJN, Inc. The Company expresses no opinion as to the completeness or accuracy of the information contained in such documents or as to such reporting persons' compliance with the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.

(1) On March 12, 1996, the Company had 23,944,281 shares of common stock issued and outstanding. As of such date, the Company had no other capital stock issued and outstanding. Any shares of common stock that a person or entity had the right to acquire within 60 days upon exercise of options, warrants, conversion privileges or other rights will be deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding such options, warrants, conversion privileges or other rights, but will not be deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

(2) StarNet/CEA II Partners ("StarNet/CEA") is a Delaware general partnership, consisting of CEA Investors Partnership II, Ltd., a Florida limited partnership ("CEA Investors II"), and StarNet Interactive Entertainment, Inc., a Delaware corporation ("StarNet Interactive"). J. Patrick Michaels, Jr., the Company's Acting Chief Operating Officer, is the sole director, President and sole stockholder of CEA Investors, Inc. ("CEA Investors"), which is the sole general partner of CEA Investors II. StarNet Interactive is a wholly-owned subsidiary of StarNet, Inc. ("StarNet"), which is a wholly-owned subsidiary of Lenfest Communications, Inc. ("LCI"). H. F. Lenfest (together with his children) and Liberty Cable, Inc. ("Liberty Cable"), an affiliate of Liberty Program Investments, Inc. ("Liberty Program") and Liberty Media Corporation ("Liberty Media"), each beneficially owns 50% of the common stock of LCI. Mr. Lenfest is the sole director of StarNet and StarNet Interactive and President, Chief Executive Officer and a director of LCI. Through contractual arrangements among the stockholders of LCI, Mr. Lenfest has the exclusive right to control a majority of the Board of Directors of LCI and the management and business affairs of LCI, StarNet and StarNet Interactive. J. Patrick Michaels, Jr. has sole voting power as to 71,584 shares of common stock, shared voting power as to 12,255,280 shares, sole dispositive power as to 71,584 shares, and shared dispositive power as to 9,026,470 shares. StarNet/CEA, CEA Investors II, CEA Investors and StarNet Interactive each has sole voting power as to no shares, shared voting power as to 12,242,655 shares, sole dispositive power as to no shares and shared dispositive power as to 9,013,845 shares. StarNet, LCI and Mr. Lenfest each has sole voting power as to 1,883,555 shares of common stock, shared voting power as to 12,242,655 shares, sole dispositive power as to 1,883,555 shares, and shared dispositive power as to 9,013,845 shares. Liberty Cable, Liberty Program and Liberty Media (the "Liberty Group") have disclaimed any beneficial interest in the shares of the Company's common stock beneficially owned by StarNet/CEA, CEA Investors II, CEA Investors, StarNet Interactive, StarNet, LCI, Mr. Michaels and Mr. Lenfest (the "StarNet/CEA Group"). The StarNet/CEA Group have disclaimed any beneficial interest in the shares of common stock beneficially owned by The Liberty Group. The shares beneficially owned by the StarNet/CEA Group includes: 2,834,908 shares transferred by CEA Investors II to StarNet/CEA as a capital contribution, 2,014,520 shares acquired by StarNet/CEA from New Vision Music, 5,967,972 shares acquired by StarNet/CEA from the Company, voting rights with respect to 1,647,647 shares acquired by CEA Investors II from the VLW Group, voting rights with respect to 1,581,163 shares acquired by CEA Investors II from the VHC Group, 80,000 shares acquired from VLW Group and 84,209 shares beneficially owned by Mr. Michaels. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with StarNet/CEA."

(3) Includes an option granted by StarNet to purchase 200,000 shares of the Company's common stock and presently exercisable options to purchase 100,000 shares of common stock. Does not include an option to purchase 200,000 shares of common stock, which vest more than 60 days from March 12, 1996.

(4) Represents presently exercisable options to purchase 250,000 shares of common stock. Does not include options to purchase 100,000 shares of common stock which vest more than 60 days from March 12, 1996.

(5) Represents presently exercisable options to purchase 75,000 shares of common stock.

(6) Represents presently exercisable options to purchase 40,000 shares of common stock.

(7) Represents presently exercisable options to purchase 35,000 shares of common stock. Does not include options to purchase 10,000 shares of common stock under the 1995 Non-Employee Director Plan which are subject to the approval of Liberty VJN. See "EXECUTIVE COMPENSATION - Option Grants to Non-Employee Directors."

(8) Includes 35,000 shares of common stock and presently exercisable options to purchase 35,000 shares of common stock. Does not include options to purchase 10,000 shares of common stock under the 1995 Non-Employee Director Plan which are subject to the approval of Liberty VJN. See "EXECUTIVE COMPENSATION Option Grants to Non-Employee Directors."

(9) Island Trading Company, Inc. ("Island") owns 2,500,000 shares of common stock and immediately exercisable options to purchase 2,000,000 shares of common stock. See "CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS -- Transactions with Island." Island is a wholly-owned subsidiary of Island International Limited ("Island International"), the capital stock of which is held in trust by The Island Settlement ("Island Trust"). Island International and Island Trust have disclaimed beneficial ownership of the shares of common stock beneficially owned by Island. Mr. Blackwell is a consultant to Island.

(10) On December 7, 1992, VJN Partners dissolved and distributed its assets and liabilities to its former partners in proportion to their respective partnership interests in VJN Partners. The former partners of VJN Partners, CEA Investors Partnership II, Ltd., New Vision Music, Venture LW Corporation and Video Holdings Corporation, had a 33 1/3%, 33 1/3%, 16 2/3% and 16 2/3% interest in VJN Partners, respectively. VJN Partners distributed 4,322,323 shares of common stock, of which 3,500,000 shares were acquired by VJN Partners from Steven A. Peters, on June 3, 1988. VJN Partners also distributed two notes in the aggregate principal amount of $3,000,000 made by the Company payable to VJN Partners pursuant to a credit agreement between the Company and VJN Partners. The credit agreement provided, among other things, that VJN Partners may convert all or a portion of the principal and accrued and unpaid interest outstanding thereunder into shares of common stock at the conversion rate of the market price per share of the common stock on the date of conversion. On May 24,

     1993, CEA Investors Partnership II, Ltd., New Vision Music and Venture LW Corporation each converted their respective proportionate interest in the principal and accrued and unpaid interest outstanding under the notes into 1,394,133, 1,394,133 and 697,067 shares of common stock, respectively. On July 30, 1993, Video Holdings Corporation converted the remaining principal and accrued and unpaid interest under the notes into 550,582 shares of Common Stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In 1995, Venture LW Corporation transferred its holdings to Louis Wolfson, III.

(11) Mr. Wolfson has sole voting power as to 4,574 shares of common stock, shared voting power as to 83,910 shares, sole dispositive power as to 314,768 shares, and shared dispositive power as to 1,421,363 shares.

(12) Video Holdings Corporation, a Florida corporation, which is a former general partner of VJN Partners and wholly-owned in equal shares by Mark Blank and his brothers, Andrew Blank and Tony Blank, has sole voting power as to no shares of common stock, shared voting power as to no shares, sole dispositive power as to no shares, and shared dispositive power as to 1,270,969 shares. Andrew Blank and Tony Blank each has sole voting power as to no shares of Common Stock, shared voting power as to no shares, sole dispositive power as to 96,731 shares, and shared dispositive power as to 1,270,969 shares. Mark Blank has sole voting power as to no shares of common stock, shared voting power as to 581,163 shares, sole dispositive power as to 110,732 shares, and shared dispositive power as to 1,270,969 shares.

(13) Liberty VJN, Inc. has sole voting power as to 1,203,464 shares of common stock, shared voting power as to no shares, sole dispositive power as to 1,203,464 shares, and shared dispositive power as to no shares. The amount does not include shares of common stock which may be purchased pursuant to preemptive rights set forth in the stock purchase agreement, dated November 21, 1990, between the Company and TCI Liberty, Inc., the number of which is indeterminable at this time. All of the rights and benefits of TCI Liberty, Inc. under such agreement have been assigned to Liberty VJN, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS RELATING TO VJNIL

Video Jukebox Network International Limited ("VJNIL") was organized in the United Kingdom in September 1991 to develop and launch a United Kingdom version of the Company's music video television programming. The Company had beneficially owned

91% of the outstanding common stock of VJNIL from inception to June 29, 1995. Vincent P. Monsey, the Managing Director of VJNIL and a former director of the Company, owned nine percent of the outstanding shares of VJNIL for the same time period.

On June 30, 1995, the Company purchased Mr. Monsey's nine percent interest in VJNIL in exchange for 225,000 shares of the Company's common stock, which was valued at $267,187 on that day. Also, on June 30, 1995, the Company completed the sale of a 50% equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal and investment banking expenses related to this transaction totaled approximately $429,000. As part of such transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that have been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company are secured by all the assets of VJNIL and will accrue interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among the Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50% equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S. $1 million). This administrative services agreement, which expires June 30, 2000, requires Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note will not accrue interest and monthly payments of principal will be forgiven in full so long as Ticketmaster is providing services to VJNIL under the administrative agreement.

On March 4, 1992, Vincent P. Monsey entered into a five-year Director's Service Agreement with VJNIL, pursuant to which he is employed as Managing Director. Under the agreement, Mr. Monsey is to be paid (pound)60,000 Sterling per annum. Mr. Monsey's Director's Service Agreement with VJNIL can be terminated immediately by VJNIL if termination is with cause (as defined in the agreement) or upon providing a period of notice if termination is without cause. Mr. Monsey has also been a director of VJNIL since September 1991. Mr. Monsey entered into a new three-year employment agreement with VJNIL on June 30, 1995. Under the new agreement, Mr. Monsey will be paid a salary for serving as Managing Director of (pound)90,000, (pound)95,000 and (pound)100,000 Sterling in each successive 12-month period under the agreement. If VJNIL's annual earnings before income taxes, depreciation and amortization are at least (pound)500,000, (pound)1,000,000, (pound)1,250,000 or (pound)1,500,000 Sterling, Mr. Monsey will receive a performance bonus of 10%, 20%, 22.5% or 25%, respectively, of his then-current annual salary.

Since February 1992, Liz Laskowski, the wife of Vincent P. Monsey, has been employed as Director of Administration and Programming of VJNIL. In such capacity, she is responsible for establishing relationships with record companies in the United Kingdom and manages the Network Customer Service Department. Ms. Laskowski is being paid (pound)45,000 Sterling per annum for her services to VJNIL. For more than 10 years prior to joining VJNIL, Ms. Laskowski held various positions with firms in the radio and cable television industry. Ms. Laskowski entered into a new three-year employment agreement with VJNIL on June 30, 1995. Under the new agreement, Ms. Laskowski will be paid a salary of (pound)55,000, (pound)60,000 and (pound)65,000 Sterling in each successive 12-month period under the agreement.

TRANSACTIONS WITH STARNET/CEA

On August 30, 1993, the Company and StarNet/CEA II Partners ("StarNet/CEA") closed a Stock and Note Purchase Agreement, dated as of August 24, 1993, pursuant to which StarNet/CEA purchased 687,500 newly issued shares of the Company's common stock and was issued a convertible promissory note (the "Convertible Note") made payable to StarNet/CEA in the principal amount of $1,200,000 in exchange for an aggregate cash payment to the Company of $1,750,000. The principal amount of the note and accrued interest thereon was converted into 1,519,884 shares of common stock on December 16, 1993. StarNet/CEA has demand registration rights with respect to the 2,207,384 newly issued shares of common stock and the shares of common stock underlying the convertible note, pursuant to a Registration Rights Agreement, dated as of August 24, 1993, between StarNet/CEA and the Company.

On December 7, 1993, the Company obtained approval from the Federal Communications Commission ("FCC") to transfer control of the Company's low power television stations, which allowed StarNet/CEA to obtain a controlling equity interest in the Company ("FCC Approval"). On December 16, 1993, the Convertible Note was automatically converted into 1,519,884 shares of the Company's common stock. In addition, proxies to vote 1,308,810 shares of the Company's common stock, which were acquired by CEA Investors II from other stockholders of the Company, became effective on December 16, 1993.

Simultaneously with the execution of the Stock and Note Purchase Agreement, the Company closed a Consulting Agreement and a Management Agreement with StarNet. Under the Consulting Agreement, which became effective August 30, 1993, StarNet advised and consulted the management and the Board of Directors of the Company with respect to the development of the Company's business. StarNet received a fee of $25,000 per month and also was reimbursed for reasonable expenses and costs it incurred in the performance of its duties under the agreement. Upon receiving FCC Approval, the Consulting Agreement was terminated on December 15, 1993 and the Management Agreement commenced on December 16, 1993. Under the Management Agreement, StarNet was to provide management services for the domestic operations of the Company through August 30, 1996. StarNet received a management fee of $300,000 per annum for the first 12 month period of the agreement, payable in equal monthly installments. In December 1994, the management fee was reduced to $150,000 per annum. The Management Agreement was terminated effective January 1, 1995.

Simultaneously with the execution of the Stock and Note Purchase Agreement, the Company closed a Service Agreement with StarNet which enables the Company to deliver its programming by satellite. Under the Service Agreement, StarNet is providing the Company with uplink service and satellite capacity on Satcom C-4 on a preemptable basis. The Company was required to pay StarNet $200,000 per month for analog signal delivery, which payment was reduced to $110,000 per month when the Company converted from analog to digital satellite transmission on February 28, 1995. As of May 1, 1995, the monthly fee was reduced to $73,500. The Company has the right to receive a credit for interruptions, outages or preemption with respect to the satellite delivery of its programming. Under this agreement, the Company had the option of deferring the first 12 months' transponder and uplink payments. The Company exercised its option and deferred the first 11 months' transponder and uplink payments by issuing 11 promissory notes to StarNet. Each note accrued interest at the prime rate as listed in The Wall Street Journal on the first of the month in which each note was issued plus one percent per annum. Payment of the outstanding balance of each note was to commence on September 1, 1996 and was payable ratably in 30 equal monthly installments. At any time prior to September 1, 1996, StarNet had the right to convert all or any part of the principal and accrued interest under each note into the Company's common stock at the rate of $1.25 per share. The Company had the right to pay any portion of the principal and accrued interest prior to September 1, 1996, upon five days prior notice to StarNet. Upon receipt of such notice, StarNet had the option to receive such payments in cash or in the Company's common stock at the rate of $1.25 per share. In December 1994, the Company elected to pay the total principal and accrued interest of $2,354,444 and StarNet exercised its option to receive payment in 1,883,555 shares of the Company's common stock. The Service Agreement was scheduled to terminate on March 31, 1999, but was mutually terminated effective April 1996.


TRANSACTIONS WITH CEA

On December 31, 1993, the Company and CEA entered into an international management agreement, pursuant to which CEA is responsible for the supervision and management of VJNIL and other Company operations outside the United States as well as the expansion of such international operations. Such agreement was extended and amended as of July 1, 1994. Under such agreement, as amended, the Company was obligated to pay CEA a management fee of $25,000 per month for the 12-month period ending June 30, 1995. The Company agreed to reimburse CEA up to $25,000 for the expenses and costs incurred in the performance of its duties under such agreement, as well as expenses and costs above

$25,000 if approved by StarNet, Inc. In 1994, the Company paid CEA $300,000 for services provided under the agreement. In addition, CEA will receive a performance fee for each completed international joint venture or license agreement negotiated by CEA on behalf of the Company in connection with the international expansion of the Company's programming. The performance fee will range from $75,000 to $600,000 per transaction. This agreement with CEA was terminated effective January 1, 1995.

On September 14, 1995, the Company and CEA entered into an international representation agreement, pursuant to which CEA is acting as the Company's exclusive representative for purposes of: (a) arranging financing for the Company to expand the international distribution of the Company's programming outside of the United States, the United Kingdom and Puerto Rico, and (b) assisting the Company in entering into certain foreign countries. Under the agreement, CEA will be paid a fee equal to 5% of the proceeds from any financing obtained by the Company through CEA's efforts and will reimburse CEA for its reasonable expenses incurred in connection with the agreement. In addition, the Company, in recognition of the substantial effort and time that CEA has spent in assisting the Company in expanding the distribution of its programming to certain foreign countries, has agreed to pay CEA a fee ranging from $75,000 to $175,000, if the Company consummates a joint venture or affiliation agreement with a third party in certain specified countries. As a result, the Company paid CEA a fee of $87,500 in association with a joint venture established with a Netherlands company to fund The Box Holland.

Pursuant to an agreement among the Company, CEA and Moran & Associates ("Moran"), the Company paid $137,500 to CEA and $112,500 to Moran for their investment banking services to the Company in connection with the Island transaction. See "Transactions with Island." If Island exercises the stock options granted to it in the transaction, CEA and Moran will additionally receive a fee equal to 5% of the funds received upon such exercise with 78% of such fee payable to CEA and 22% payable to Moran.


TRANSACTIONS WITH ISLAND

On April 21, 1994, the Company consummated a Stock Purchase Agreement with Island Trading Company, Inc. ("Island"), pursuant to which Island purchased 2,500,000 newly-issued shares of the Company's common stock and three options ("Options") to purchase an additional 2,500,000 shares of common stock in exchange for the cash payment to the Company of $5,000,000.

The Options include: (i) an immediately exercisable option to purchase 500,000 shares of the Company's common stock at an exercise price of $2.00 per share which expired April 20, 1995; (ii) an immediately exercisable option to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share until April 20, 1996; and (iii) an immediately exercisable option to purchase 1,000,000 shares of common stock at an exercise price of $6.00 per share until April 20, 1997. If all the remaining unexpired options are exercised by Island, the Company will receive an additional $11,000,000. On March 22, 1996, the average closing bid and ask price of the Company's common stock on the NASDAQ SmallCap Market was $1.63.

Island was granted certain demand and piggyback registration rights with respect to the 2,500,000 shares purchased as well as certain piggyback registration rights with respect to the 2,000,000 shares of common stock underlying the $5.00 and $6.00 Options, pursuant to a Registration Rights Agreement, dated April 21, 1994, between the Company and Island.

Simultaneously with the execution with the Stock Purchase Agreement, the Company entered into a two-year Consulting Agreement with Island, whereby Island agreed to provide the Company with music and merchandising consulting services as well as to assist the Company in developing its programming and on-air look. In exchange for Island's services, the Company agreed to pay Island a monthly fee of $20,833, payable in three-month installments either in cash or shares of common stock at the discretion of the Company. This Agreement was terminated effective January 1, 1995.

Pursuant to and as a condition of the Stock Purchase Agreement, Chris Blackwell, the founder of Island, was appointed to the Company's Board of Directors on April 21, 1994. In order to comply with certain regulations of the Federal Communications Commission regarding foreign ownership and management of FCC licensed entities, the Company transferred its low power television stations to VJN LPTV CORP., a wholly-owned subsidiary of the Company, prior to Mr. Blackwell joining the Board. To make a vacancy for Mr. Blackwell on the Board, Joseph V. Furfaro, an employee of Moran, resigned from the Board effective April 21, 1994. Mr. Blackwell was also appointed to the Management Committee of the Board, which committee includes Messrs. Lenfest, Michaels, Garland and McGlade.

Simultaneously with the execution of the Stock Purchase Agreement, Island entered into a Tag-Along Agreement with StarNet/CEA, CEA Investors II and StarNet Interactive. Pursuant to the Tag-Along Agreement, Island was granted certain rights to participate on a pro rata basis in certain transactions involving the sale of the Company's common stock and other transfers by StarNet/CEA (and CEA Investors II and StarNet Interactive) and StarNet/CEA was granted certain rights to participate on a pro rata basis in certain transactions involving the sale of common stock and other transfers by Island. In addition, StarNet/CEA has agreed to use its best efforts to cause Mr. Blackwell (or a designee of Island acceptable to StarNet/CEA) to be nominated and elected to the Board for so long as Island owns more than 2,000,000 shares or 10% of the Company's outstanding common stock.

On April 21, 1994, the Company also entered into a Lease Agreement with Island, pursuant to which the Company leased from Island approximately 16,000 square feet of space in two adjoining premises in South Beach, Miami Beach, Florida. The Company will use the new premises -- located at 1221 Collins Avenue -- to house its principal executive offices. For a description of the terms of the lease, see "DESCRIPTION OF PROPERTY."

CERTAIN OTHER TRANSACTIONS

As an inducement to cause Alan McGlade, the President and Chief Executive Officer of the Company, to move to the Miami, Florida metropolitan area, the Company agreed as part of its employment agreement with Mr. McGlade to loan him $100,000, which was used for the purpose of purchasing his primary residence in the Miami, Florida metropolitan area. The Company will charge Mr. McGlade interest on the outstanding principal amount of the loan at the prime rate charged from time to time by the Company's bank beginning June 1, 1996. Interest on the outstanding principal amount of the loan will be paid in consecutive monthly installments beginning June 30, 1996. Additionally, the Company will reimburse Mr. McGlade for the mortgage cost of his Philadelphia home for a three month period, March May 1996 at a total cost to the Company of approximately $10,800. Unless Mr. McGlade's obligation to repay all outstanding principal and interest is accelerated, he is not obligated to make any repayments of principal on the loan until January 1, 1999, at which time consecutive monthly installment payments of principal and accrued interest are to be paid by Mr. McGlade on the basis of a 15-year amortization rate. All outstanding principal and accrued interest on the loan, however, must be paid by Mr. McGlade upon the earlier to occur of: (a) the termination of his employment agreement under certain circumstances, in which case all outstanding principal and accrued interest shall be due and payable within 12 months after such termination, or (b) the sale of Mr. McGlade's primary residence in the Miami, Florida metropolitan area, in which case all outstanding principal and accrued interest must be paid to the Company within five business days of the closing of such sale. The Company's loan is secured by a second mortgage on Mr. McGlade's primary residence in the Miami, Florida metropolitan area.

On January 1, 1994, Les Garland, the Executive Vice President of the Company, entered into a three-year employment agreement with the Company. For a description of such agreement, see "EXECUTIVE COMPENSATION - Employment Agreements." On March 6, 1995, the Company advanced to Mr. Garland $92,574, of which $22,735 represented a performance bonus earned by Mr. Garland as of March 6, 1995 and $69,839 represented an advance to Mr. Garland for the portion of his performance bonus expected to be paid to him at the end of 1995 under his employment agreement. The unpaid balance of his loan at December 31, 1995 is $100,088, including accrued interest of $7,494. The Company and Mr. Garland agreed that the funds advanced to Mr. Garland would accrue interest at the prime rate charged borrowing customers of the Company's bank, which is published or announced by such bank from time to time as its prime rate. Upon the earlier to occur of the date that Mr. Garland's employment agreement is terminated for "cause," as such term is defined in the agreement or December 31, 1996, the Company has the right to offset against any performance bonus or other funds due to Mr. Garland under the agreement on the date of such termination or December 31, 1996, as the case may be, in an amount equal to the then-outstanding and unpaid principal amount of the advance, plus accrued and unpaid interest thereon. If such offset does not equal the outstanding and unpaid principal amount and accrued interest due to the Company, Mr. Garland has agreed to pay such amount to the Company on the earlier to occur of the date of such termination or December 31, 1996. Such funds were advanced to Mr. Garland in order to assist him in purchasing his primary residence in the Miami, Florida metropolitan area.

The Company has entered into an agreement with TelVue Corporation ("TelVue"), a company controlled by Mr. Lenfest. Under such agreement, TelVue would provide telephone transactions services on terms and rates which are no less favorable to the Company than those available to the Company from its present telephone transaction service provider for similar services.

Pursuant to a program affiliation agreement with Satellite Services, Inc., an affiliate of Liberty VJN, Inc., the Company incurred expenses of $519,000 and $788,000 for affiliate fees during the fiscal years ended December 31, 1995 and 1994, respectively. The Company expects to incur expenses of approximately $606,000 for affiliate fees during the fiscal year ending December 31, 1996.

Pursuant to a program affiliation agreement with LCI's operating cable companies, affiliates of the StarNet/CEA Group, the Company incurred expenses of $92,000 and $53,000 for affiliate fees for the years ended December 31, 1995 and 1994, respectively, and expects to incur expenses of approximately $131,000 for affiliate fees during the fiscal year ending December 31, 1996.

The agreements with affiliates of the Company described in this section were approved by a majority of the disinterested members of the Company's Board of Directors. The Company believes that the terms of such agreements are comparable to the terms that could have been negotiated with unaffiliated parties.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The financial statements and notes thereto are included herein beginning at page F-1.

(a)  1.  INDEX TO FINANCIAL STATEMENTS                                                                       Page
         -----------------------------                                                                       ----
            Report of Independent Certified Public Accountants                                                F-1

            Consolidated Balance Sheet as of December 31, 1995                                                F-2

            Consolidated Statements of Operations for the years
              ended December 31, 1995 and 1994                                                                F-3

            Consolidated Statements of Stockholders' Equity for
              the years ended December 31, 1995 and 1994                                                      F-4

            Consolidated Statements of Cash Flows for
              the years December 31, 1995 and 1994                                                            F-5

            Notes to Consolidated Financial Statements                                           F-6 through F-17

     2. EXHIBITS

        Articles of Incorporation and Bylaws

            3.1 Articles of Amendment and Restatement and the Third Amended and Restated Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Florida on November 8, 1993.

            3.2   The Bylaws of the Company, as amended on May 7, 1995.

        Material Contracts

           10.1 Stock Purchase Agreement, dated November 21, 1990, between the Company and TCI Liberty, Inc. ("TCI"). Incorporated herein by reference to Exhibit A to the Company's Form 8-K, dated November 21, 1990 (the "November Form 8-K").

           10.2 Side Letter Agreement, dated November 21, 1990, between the Company and TCI. Incorporated herein by reference to Exhibit B to the November Form 8-K.

           10.3 Indemnification Agreement, dated as of August 24, 1990, between the Company and Jules Haimovitz. Incorporated herein by reference to Exhibit 19.6 to the 1990 Form 10-K.

           10.4 Indemnification Agreement, dated as of May 1, 1990, between the Company and Les Garland. Incorporated herein by reference to Exhibit 19.8 to the 1990 Form 10-K.

           10.5 Employment Agreement, dated as of January 1, 1994, between Les Garland and the Company. Incorporated herein by reference to
                  Exhibit 10.11 to the 1993 Form 10-KSB.*

           10.6 Stock Option and Agreement, dated as of December 16, 1993, between Les Garland and the Company. Incorporated herein by reference to Exhibit 10.12 to the 1993 Form 10-KSB.*

           10.7 Stock Option and Agreement, dated as of January 18, 1994, between Les Garland and the Company. Incorporated herein by reference to Exhibit 10.13 to the 1993 Form 10-KSB.*

           10.8   Employment Agreement, dated December 16, 1991, between Luann
                  M. Simpson and the Company. Incorporated herein by reference to Exhibit 19.6 to the 1991 Form 10-K.*

           10.9 Stock Option and Agreement, dated as of December 16, 1993, between Luann M. Simpson and the Company. Incorporated herein by reference to Exhibit 10.15 to the 1993 Form 10- KSB.*

           10.10 Indemnification Agreement, dated as of March 6, 1992, between Luann M. Simpson and the Company. Incorporated herein by reference to Exhibit 19.13 to the 1991 Form 10-K.

           10.11 Standard Affiliation Agreement with all cable system operators. Incorporated herein by reference to Exhibit 19.16 to the 1991 Form 10-K.

           10.12 Employment Agreement, dated November 21, 1994, between Alan McGlade and the Company.*

           10.13 Stock Option and Agreement, dated January 1, 1995, between Alan McGlade and the Company.*

           10.14 Indemnification Agreement, dated August 24, 1992, between Vincent P. Monsey and VJN. Incorporated herein by reference to
                  Exhibit 19.8 to the 1992 Form 10-KSB.

           10.15 Indemnification Agreement, dated August 24, 1992, between J. Patrick Michaels, Jr. and VJN. Incorporated herein by reference to Exhibit 19.9 to the 1992 Form 10-KSB.

           10.16 Indemnification Agreement, dated September 30, 1992, between Joel S. Rudich and VJN. Incorporated herein by reference to
                  Exhibit 19.10 to the 1992 Form 10-KSB.

           10.17 Indemnification Agreement, dated September 30, 1992, between Leonard J. Sokolow and VJN. Incorporated herein by reference to Exhibit 19.11 to the 1992 Form 10-KSB.

           10.18 Service Agreement, dated July 31, 1992, between the Company and West Interactive Corporation. Incorporated herein by reference to Exhibit 19.18 to the 1992 Form 10-KSB.

           10.19 Collateral Note and Security Agreement, dated July 31, 1992, between VJN and West Interactive Corporation. Incorporated herein by reference to Exhibit 19.19 to the 1992 Form 10-KSB.

           10.20 Stock and Note Purchase Agreement, dated as of August 24,1993, between the Company and StarNet/CEA II partners
                  ("StarNet/CEA"). Incorporated herein by reference to the Company's Form 10-QSB for the period ended September 30, 1993.

           10.21 Registration Rights Agreement, dated as of August 24, 1993, between the Company and StarNet/CEA. Incorporated herein by reference to the Company's Form 10-QSB for the period ended September 30, 1993.

           10.22 Service Agreement, dated August 24,1993, between the Company and StarNet, Inc. ("StarNet"). Incorporated herein by reference to the Company's Form 10-QSB for the period ended September 30, 1993.

           10.23 Consulting Agreement, dated August 24, 1993, between the Company and StarNet. Incorporated herein by reference to the Company's Form 10-QSB for the period ended September 30, 1993.*

           10.24 Management Agreement, dated August 24, 1993, between the Company and StarNet. Incorporated herein by reference to the Company's Form 10-QSB for the period ended September 30, 1993.*

           10.25 Form of Letter Agreement, dated March 23, 1994, among CEA, Moran & Associates and the Company. Incorporated herein by reference to Exhibit 10.41 to the 1993 Form 10-KSB.

           10.26 Lease Agreement, dated April 21, 1994, between the Company and Island Trading Company, Inc. Incorporated herein by reference to Exhibit 10.37 to the Company's Form 10-KSB for the fiscal year ended December 31, 1994 (the "1994 Form 10- KSB").

           10.27 Letter Agreement, dated March 6, 1995, between Les Garland and the Company. Incorporated herein by reference to Exhibit 10.38 to the 1994 Form 10-KSB.*

           10.28 Stock Purchase Agreement, dated June 30, 1995, among the Company, Video Jukebox Network International Limited ("VJNIL") and Vincent Paul Monsey. Incorporated herein by reference to
                  Exhibit 99.1 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.29 Secured Loan Agreement, dated June 30, 1995, between VJNIL and TM/Video International, Inc. ("TM/Video"). Incorporated herein by reference to Exhibit 99.2 to the Company's Form 8- K/A-1 dated August 10, 1995.

           10.30 Secured Promissory Note of VJNIL, with TM/Video as Payee. Incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.31 Secured Loan Agreement, dated June 30, 1995, between VJNIL and the Company. Incorporated herein by reference to Exhibit 99.4 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.32 Secured Promissory Note of VJNIL, with the Company as Payee. Incorporated herein by reference to Exhibit 99.5 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.33 Debenture, dated June 30, 1995, between VJNIL and the Company. Incorporated herein by reference to Exhibit 99.6 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.34 Debenture, dated June 30, 1995, between VJNIL and TM/Video. Incorporated herein by reference to Exhibit 99.7 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.35 Intercreditor Agreement, dated June 30, 1995, among the Company, TM No.2 Limited ("TM No.2"). Incorporated herein by reference to Exhibit 99.8 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.36 Stock Purchase Agreement, dated June 30, 1995, among the Company, TM No. 2 and VJNIL. Incorporated herein by reference to Exhibit 99.9 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.37 License Agreement, dated June 30, 1995, between the Company and VJNIL. Incorporated herein by reference to Exhibit 99.10 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.38 Administrative Services Agreement, dated June 30, 1995, among the Company, VJNIL and TM No. 2. Incorporated herein by reference to Exhibit 99.11 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.39 Secured Promissory Note of TM No. 2, with VJNIL as Payee. Incorporated herein by reference to Exhibit 99.12 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.40 Stockholders Agreement, dated June 30, 1995, among the Company, VJNIL and TM No. 2. Incorporated herein by reference to Exhibit 99.13 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.41 Letter Agreement, dated June 30, 1995, among the Company, VJNIL and TM No. 2. Incorporated herein by reference to
                  Exhibit 99.14 to the Company's Form 8-K/A-1 dated August 10, 1995.

           10.42 Letter Agreement, dated June 30, 1995, among the Company and TM/TMVideo. Incorporated herein by reference to Exhibit 99.15 to the Company's Form 8-K/A-1 dated August 10, 1995.


           10.43 Equipment and Service Agreement, dated February 27, 1996, between Hughes Network Systems, Inc. and the Company.

           10.44 International Representation Agreement, dated September 14, 1995, between the Company and Communications Equity Associates, Inc.

           10.45 Commercial Lease Agreement, dated December 5, 1995, between Goldkress Associates, Ltd. and the Company.

           10.46 Lease Agreement, dated February 26, 1996 between Flatiron Associates and the Company.

           21 The following table sets forth, as of March 15, 1996, the name of each subsidiary of the Company, the Company's percentage ownership and each jurisdiction of incorporation of the subsidiary:

                                                      Percentage      Jurisdiction
                  Name of Subsidiary                  Ownership     of Incorporation
                  ------------------                  ----------   -----------------
                  Video Jukebox Network
                    International Limited                50%        United Kingdom

                  VJN LPTV CORP.                        100%        Delaware

                  The Box Worldwide Europe, B.V.        100%        Netherlands

                  The Box Worldwide - Latin
                    America, Inc.                       100%        British Virgin Islands

                  VJN Management Services, Inc.         100%        British Virgin Islands

                  Video Jukebox Network
                       Europe, Ltd.                     100%        United Kingdom
                       (Subsidiary of The Box
                         Worldwide Europe, B.V.)

                  The Box Holland                         50%       Netherlands
                       (Subsidiary of The Box
                         Worldwide Europe, B.V.)

           23     Consent of Ernst & Young LLP

           27     Financial Data Schedule (for SEC purposes only)

---------------
*Denotes a management contract or compensatory plan or arrangement.



(b)  REPORTS ON FORM 8-K

           The Company did not file with the Securities and Exchange Commission any Reports on Form 8-K during the last quarter of the period covered by this Report.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Video Jukebox Network, Inc.

We have audited the consolidated financial statements of Video Jukebox Network, Inc. and subsidiaries listed in the accompanying Index to Financial Statements (Item 13(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements listed in the accompanying Index to Financial Statements (Item 13(a)) present fairly, in all material respects, the consolidated financial position of Video Jukebox Network, Inc. and subsidiaries at December 31, 1995 and the results of their operations and cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young LLP

Miami, Florida
March 12, 1996

                                   F1

                           VIDEO JUKEBOX NETWORK, INC.
                                  BALANCE SHEET
-----------------------------------------------------------------------------

                                                                 DECEMBER 31,
                                                                    1995
                                                                -------------
ASSETS:

CURRENT ASSETS

  Cash and cash equivalents                                     $  6,712,402
  Accounts receivable, less allowances for chargebacks
     and doubtful accounts of $981,079                             2,621,936
  Receivable from officer                                            100,088
  Prepaid expenses and other                                         375,907
                                                                ------------
                   TOTAL CURRENT ASSETS                            9,810,333

                                                                ------------

RECEIVABLE FROM OFFICER - LONG TERM                                  103,740

PROPERTY AND EQUIPMENT, NET                                        3,006,884

DEFERRED COSTS AND OTHER ASSETS, NET                                 993,610

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES            746,770
                                                                ------------
                   TOTAL ASSETS                                 $ 14,661,337
                                                                ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                              $    903,761
  Accrued expenses                                                 2,401,297
                                                                ------------
                   TOTAL CURRENT LIABILITIES                       3,305,058

                                                                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   8% Cumulative convertible preferred
      stock, $1.00 par value, 200,000 shares
      authorized, none issued                                           --
   Common stock, $.001 par value,
      40,000,000 shares authorized, 23,944,281
      shares issued and outstanding                                   23,944

    Additional paid in capital                                    30,190,104

    Accumulated deficit                                          (18,848,176)
    Cummulative foreign currency translation loss                     (9,593)

                                                                ------------
                   TOTAL STOCKHOLDERS' EQUITY                     11,356,279

                                                                ------------
                   TOTAL  LIABILITIES AND
                     STOCKHOLDERS' EQUITY                       $ 14,661,337
                                                                ============

See Notes to  Financial Statements

                                      F2

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FOR THE YEAR ENDED
                                                                                 DECEMBER 31,           DECEMBER 31,
                                                                                     1995                   1994
                                                                                 ------------           ------------

REVENUES
    Net viewer revenues                                                          $ 12,435,709           $ 12,687,003
    Advertising and other revenues                                                  9,808,181              6,165,222
                                                                                 ------------           ------------
                                                                                   22,243,890             18,852,225
    Gain on sale of interest in subsidiary                                          1,376,899                      0
    Interest income                                                                   537,946                261,788
                                                                                 ------------           ------------
                                                                                   24,158,735             19,114,013
                                                                                 ------------           ------------


COSTS AND EXPENSES
  Affiliate fees, site costs and
    telephone service                                                               6,083,275              6,718,954
  Distribution, general and
    administrative                                                                 13,992,916             11,492,739
  Satellite transponder, rent  and management
    fees paid to related parties                                                    1,832,971              3,170,595
  Depreciation and amortization                                                     1,221,996              1,832,393
  Stock and warrant compensation                                                      254,154                270,781
  Interest                                                                              1,677                146,014
                                                                                 ------------           ------------
                                                                                   23,386,989             23,631,476
                                                                                 ------------           ------------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
  INTEREST IN LOSS OF SUBSIDIARY AND INTEREST IN LOSS OF
  UNCONSOLIDATED SUBSIDIARIES                                                         771,746             (4,517,463)

INCOME TAX  EXPENSE                                                                    40,000                      0
                                                                                 ------------           ------------
INCOME (LOSS) BEFORE  MINORITY INTEREST IN LOSS OF SUBSIDIARY
  AND INTEREST IN LOSS OF UNCONSOLIDATED SUBSIDIARIES                                 731,746             (4,517,463)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                     0                 24,369

INTEREST IN LOSS OF UNCONSOLIDATED
  SUBSIDIARIES                                                                       (246,688)                     0
                                                                                 ------------           ------------

NET  INCOME (LOSS)                                                               $    485,058           $ (4,493,094)
                                                                                 ============           ============


Net income (loss) per common share                                                      $0.02                 ($0.23)
                                                                                 ============           ============

Weighted average number of
  common shares outstanding                                                        23,798,557             19,921,505
                                                                                 ============           ============


See Notes to Financial Statements

                                      F3

                          VIDEO JUKEBOX NETWORK, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

-------------------------------------------------------------------------------

                                                                                                       CUMMULATIVE
                                                                                                         FOREIGN
                                                           ADDITIONAL     DEFERRED        ACCUM-        CURRENCY
                                   PREFERRED    COMMON      PAID IN       COMPEN-         ULATED       TRANSLATION
                                    STOCK       STOCK       CAPITAL        SATION         DEFICIT         LOSS           TOTAL
                                  -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993         $      0    $17,214    $18,843,279    $(523,372)    $(14,840,140)    $(81,583)      $3,415,398

ISSUANCE OF COMMON STOCK
  Cash                                           4,572      9,088,425                                                   9,092,997
  Conversion of debt                             1,884      2,352,560                                                   2,354,444
  Other                                              2          3,094                                                       3,096

AMORTIZATION OF DEFERRED
  COMPENSATION                                                  1,563      269,218                                        270,781

EXPENSES RELATED TO PRIVATE
   PLACEMENT OF STOCK                                        (431,815)                                                   (431,815)

FOREIGN CURRENCY TRANSLATION GAIN                                                                         23,231           23,231

NET LOSS                                                                                 (4,493,094)                   (4,493,094)
                                   --------    -------    -----------    ---------     ------------     --------      -----------

BALANCE, DECEMBER 31, 1994         $      0    $23,672    $29,857,106    $(254,154)    $(19,333,234)    $(58,352)     $10,235,038

ISSUANCE OF COMMON STOCK
  Cash                                              47         73,536                                                      73,583
  Purchase of minority shares
    in subsidiary                                  225        266,962                                                     267,187

AMORTIZATION OF DEFERRED
  COMPENSATION                                                             254,154                                        254,154

EXPENSES RELATED TO CONVERSION
  OF DEBT IN 1994                                              (7,500)                                                     (7,500)

FOREIGN CURRENCY TRANSLATION GAIN                                                                         48,759           48,759

NET INCOME                                                                                  485,058                       485,058
                                   --------    -------    -----------    ---------     ------------     --------      -----------

BALANCE,DECEMBER 31, 1995         $       0    $23,944    $30,190,104    $       0     $(18,848,176)    $ (9,593)     $11,356,279

                                  =========    =======    ===========    =========     ============     ========      ===========


See Notes to Financial Statements

                                       F4

                           VIDEO JUKEBOX NETWORK, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                   FOR THE YEAR ENDED
                                                                              DECEMBER 31,     DECEMBER 31,
                                                                                  1995            1994
                                                                              -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $  485,058      $(4,493,094)
  Adjustments to reconcile net income (loss) to net
    cash provided by  (used in) operating activities:
    Depreciation and amortization                                               1,221,996        1,832,393
     Gain on sale of interest in subsidiary                                    (1,376,899)               0
     Interest in loss of unconsolidated subsidiary                                246,688                0
     Related party debt issued for services                                             0        1,400,000
     Provision for bad debts and estimated chargebacks                             93,655           90,000
     Stock and warrant compensation and amortization                              254,154          270,781
     Change in assets and liabilities:
       (Increase) in accounts receivable                                         (936,853)        (905,490)
       (Increase) in prepaid expenses, deferred costs and
         other assets                                                            (433,132)        (533,231)
        Increase in accounts payable and accrued expenses                         198,916          995,934
       Increase in interest payable due to related parties                              0          142,707
       (Increase) in amount due from subsidiaries                                (226,406)               0
       Minority interest in loss of subsidiary                                     84,670          (19,272)
                                                                               ----------      -----------
  NET CASH  (USED IN) OPERATING ACTIVITIES                                       (388,153)      (1,219,272)
                                                                               ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash received from sale of interest in subsidiary                         1,795,617                0
  Capital expenditures                                                         (2,278,956)      (1,015,334)
  Increase in investment in and advances to unconsolidated subsidiaries          (583,801)               0
                                                                               ----------      -----------
  NET CASH (USED IN) INVESTING ACTIVITIES                                      (1,067,140)      (1,015,334)
                                                                               ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                      73,582        8,664,278
  Payments of short-term borrowings                                                  (865)        (120,882)
                                                                               ----------      -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                        72,717        8,543,396
                                                                               ----------      -----------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          76,968            6,687
                                                                               ----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (1,305,608)       6,315,477
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                8,018,010        1,702,533
                                                                               ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $6,712,402      $ 8,018,010
                                                                               ==========      ===========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Stock issued for purchase of minority interest in subsidiary               $  267,188      $         0
                                                                               ==========      ===========
    Stock issued for conversion of related party debt                          $       0       $ 2,354,444
                                                                               ==========      ===========

See Notes to Financial Statements

                                      F5

                           VIDEO JUKEBOX NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General -- Video Jukebox Network, Inc. (the "Company"), a Florida corporation, operates an interactive television channel serving subscribers on various cable systems and broadcast stations throughout the United States and the United Kingdom.

As of December 31, 1995, the Company exhibited its programming over 150 box units installed in cable television systems and low power television stations (121 box units in the U.S., 27 box units in the United Kingdom and 1 box unit in Holland) and via one satellite box unit on transponder 11, Satcom C-4 in the U.S. Viewers activate the box units through the telephone and are charged from $0.93 to $6.00 for single and multiple video selections. The Company generates approximately 56% of its operating revenues from telephone requests.

Subscribers of two multiple cable system operators each represented 20.8% and 13.8%, respectively, of the Company's viewer revenues in 1995.

Consolidation -- The consolidated financial statements include the balance sheet and operating results of the Company's wholly-owned subsidiaries, VJN LPTV CORP. and The Box Worldwide Europe, B.V., (incorporated on August 22, 1995) and include the operating results of Video Jukebox Network International, Limited ("VJNIL"), through June 30, 1995. (See Note 7). Effective July 1, 1995, the Company's interest in VJNIL was reduced to 50% and the Company began to account for VJNIL on the equity method. (See Note 7). The Company also accounts for its 50% owned subsidiary, The Box Holland (incorporated on October 10, 1995) on the equity method of accounting. (See Note 7). Two new wholly-owned subsidiaries, Video Jukebox Network Europe, Ltd. and The Box Worldwide - Latin America, Inc. were formed in 1996. All significant consolidating and eliminating entries have been included.

Revenue Recognition -- Income is earned when the viewer-requested music video has aired, and is recorded net of estimated, potential denial calls and other billing charges. Advertising revenue is recognized when the commercials have aired, while production and promotional revenues are recognized when the produced spots are delivered or the promotions aired.

Receivables -- The Company's trade receivables result from advertising sales for commercials aired on the Company's programming service, THE BOX, plus the revenues from the telephone company providers related to video selections purchased by consumers. Consideration is given to the nature of these receivables plus the financial position of customers in determining the appropriate allowance for potential viewer chargebacks and doubtful collections. Reserves are established for doubtful

                                       F6
accounts and for estimated future call denials and other chargebacks based upon historical data provided by the telephone company and such other factors as management considers appropriate in the circumstances.

Property and Equipment -- Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Equipment with no continuing value is written off.

Software -- The Company has internally developed certain software programs necessary for the operation of the business and has capitalized these costs as software costs. During the years ended December 31, 1995 and 1994, respectively, approximately $141,000 and $50,000 in charges related to the development, enhancement and improvement of the software were capitalized. Software costs are included in property and equipment in the accompanying balance sheets and are amortized over the estimated useful life of the software, not to exceed five years.

Deferred Costs -- Deferred costs consist primarily of legal and accounting costs related to obtaining copyrights, patents and trademarks, and costs relating to the acquisition of low power television stations. These costs are amortized using the straight-line method over a period not to exceed ten years.

Research and Development Expenses -- Costs associated with the research and development of new services are expenses as incurred. No such expenses were incurred for either year ended December 31, 1995 and 1994, respectively.

Income Taxes -- The Company accounts for income taxes under the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income (Loss) Per Share -- Net income and net loss per share are computed based on the weighted average number of shares of Common Stock outstanding during the year. Common Stock equivalents were not considered in the computation of net income or loss per share as their effect was less than 3% of net income per share or resulted in a decrease in net loss per share.

Cash and Cash Equivalents -- For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities of less than three months to be cash equivalents.

Long-Lived Assets -- In 1996, the Company will adopt the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets." Statement No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the Company does not believe the effect of adoption will be material.

                                       F7

Stock-Based Compensation -- In 1996, the Company plans to adopt the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company will continue to account for stock-based compensation plans under the provisions of APB Statement No. 25, "Accounting for Stock Issued to Employees." The Company will disclose the pro forma information required for stock-based compensation plans in accordance with Statement No. 123.

Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 1995 follows:

Machinery and equipment                                            $ 9,765,513
Capitalized software                                                   353,419
Furniture and office equipment                                       1,241,266
Leasehold improvements                                                 319,345
                                                                   -----------
                                                                    11,679,543
Less accumulated depreciation
and amortization                                                    (8,672,659)
                                                                   -----------
Property and equipment, net                                        $ 3,006,884
                                                                   ===========

3. DEFERRED COSTS AND OTHER ASSETS

A summary of deferred costs and other assets at December 31, 1995 follows:

Channel acquisition costs                                           $  680,502
Patent, copyright and logo costs                                       323,325
Cable affiliation prepaid fees                                         316,076
International organization costs                                        97,104
Other                                                                  160,507
                                                                     ---------
                                                                     1,577,514
Less accumulated amortization                                         (583,904)
                                                                     ---------
                                                                    $  993,610
                                                                    ==========

4. ACCRUED EXPENSES

Accrued expenses at December 31, 1995 consist of the following:

Marketing support costs                                             $  112,854
Music costs                                                            179,557
State and local taxes                                                  208,881
Affiliate fees                                                         666,855
Payroll, bonuses and sales commissions                                 515,906
Accrued lease commitment                                               284,429
Other                                                                  432,815
                                                                    ----------
                                                                    $2,401,297
                                                                    ==========

                                       F8

5. INCOME TAXES

At December 31, 1995, the Company has net operating loss carryforwards of approximately $16.5 million for income tax purposes that expire in years 2002 to 2008. Under Statement 109, deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting amounts and amounts used for income tax purposes and of net operating loss carryforwards. The deferred tax liability has been reduced by the net operating loss carryforwards and a valuation allowance equal to the net deferred tax asset has been established. Consequently, there is no deferred income tax charge or credit provided in the accompanying financial statements. A change in the valuation account of $299,000 occurred. The provision for income taxes of $40,000 in 1995 consists of alternative minimum taxes currently due. This amount is available to reduce any future regular income taxes. Because of the Company's net operating loss carryforward position, there was no provision for regular income tax in 1995 and 1994. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 are as follows:

        Deferred tax assets:
        Net operating loss carryforwards            $6,268,000
        Stock options compensation                     664,000
        Other                                          456,000
                                                    ----------
        Total deferred tax assets                                   $7,388,000
        Deferred tax liability:
        Depreciation & Amortization                 $  902,000
        Other                                           15,000         917,000
                                                    ----------      ----------
        Net deferred tax asset                                      $6,471,000
        Valuation allowance for net deferred
        tax asset
        Net deferred tax asset                                      $6,471,000
                                                                    ----------
                                                                    $        0
                                                                    ==========

6. RELATED PARTY TRANSACTIONS

On August 27, 1993, the Company entered into a financing representation agreement with Communications Equity Associates, Inc. ("CEA"), a consulting firm owned by the principal shareholder of the Company, pursuant to which CEA has agreed to advise and assist the Company in arranging equity, debt and/or hybrid financing and to further develop the domestic interactive music television network. This agreement provided for the Company to pay a fee of five percent (5%) of the proceeds from any financing obtained by the Company from an investor identified by CEA. This agreement commenced on January 1, 1994 and terminated June 30, 1995. CEA and Moran Associates, Inc. ("Moran") acted as investment bankers for the agreement in principle between the Company and Island Trading Company, Inc. ("Island") for which they were paid fees of $137,500 and $112,500, respectively in 1994. For any and all options exercised in conjunction with the Island stock purchase agreement, CEA and Moran will receive fees of 3.9% and 1.1% respectively at the closing of the transaction(s).

                                       F9

On December 31, 1993, the Company entered into a management agreement with CEA for the supervision and management of Video Jukebox Network International, Ltd. ("VJNIL"). As part of this agreement, CEA also prepared an international business plan. As compensation, CEA received a management fee of $25,000 per month, payable in cash upon the closing of any financing agreement where the Company receives cash in excess of $2,000,000. This agreement was terminated effective January 1, 1995.

Simultaneously with the execution of the Stock and Note Purchase Agreement with StarNet/CEA, the Company closed a Consulting Agreement and a Management Agreement with StarNet. The Consulting Agreement was terminated on December 15, 1993 and the Management Agreement commenced on December 16, 1993. Under the Management Agreement, StarNet had management control of the domestic operations of the Company and received a management fee of $300,000 per annum for the first twelve month period of the agreement, payable in equal monthly installments. Effective December 1, 1994, the management fee was reduced to $150,000 per annum. In addition, StarNet was reimbursed for reasonable expenses and costs it incurred in the performance of its duties under the Management Agreement. This Agreement was terminated effective January 1, 1995.

The Company also completed a Service Agreement with StarNet which enables the Company to deliver its programming by satellite. Under the Service Agreement, StarNet is providing the Company with uplink service and satellite capacity on Satcom C-4 on a preemptable basis. The Company has agreed to pay StarNet $200,000 per month for analog signal delivery, which was reduced to $110,000 per month when the Company converted from analog to digital satellite transmission in February 1995. The Company will also receive a credit for interruptions, outages or preemption with respect to the satellite delivery of its programming. Under this agreement, the Company exercised its option to defer the first 11 month's transponder and uplink payments. The notes issued to StarNet for these payments included interest at the prime rate as listed in The Wall Street Journal on the first of the month in which each monthly note was issued plus one percent per annum. Also in accordance with the terms of the agreement, the Company elected to pay all outstanding principle and accrued interest on December 12, 1994, whereupon StarNet was given five business days prior written notice. StarNet then elected to receive such payment in Common Stock at $1.25 per share in lieu of cash. A total of 1,883,555 shares of Common Stock were issued in payment of the total principle and accrued interest outstanding of $2,354,444. The Service Agreement was scheduled to terminate on March 31, 1999, but was mutually terminated effective April 1996.

Simultaneously with the execution of a Stock Purchase Agreement with Island, the Company entered into a two-year Consulting Agreement whereby Island has agreed to provide the Company with music and merchandising consulting services as well as to assist the Company in developing its programming and on-air look. (See
Note 9). In exchange for Island's services, the Company agreed to pay Island a monthly fee of $20,933, payable in three-month installments either in cash or shares of common stock at the discretion of the Company. The Agreement was terminated effective January 1, 1995.

                                       F10

On April 21, 1994, the Company also entered into a Lease Agreement with Island, pursuant to which the Company leased from Island approximately 16,000 square feet of space in two adjoining premises in South Beach, Miami Beach, Florida. Beginning February 1995, the Company has occupied this space pursuant to the lease which expires February 1, 2002. Payment of rent at this new location commenced on July 15, 1995 at a base rental of $22.00 per square foot for the first year of the lease term and increasing to $39.00 per square foot for the seventh and final year of the lease term. The base rental does not include certain operating expenses to be borne by the Company for the entire term of the lease and capped for the first three years of the lease term. After the second year of the lease, the Company has agreed to lease an additional 1,800 square feet in one of the premises at a base rental rate of $13.00 per square foot (not including the operating expenses referred to above) with a $.50 per square escalation each year thereafter. The Company has the right to renew the lease subject to the negotiation of a new rental rate, based upon the then-current market rate. The Company's former headquarters office location was subject to a lease through August 1, 1995. Since the Company chose to relocate its offices prior to the lease termination, a loss reserve of approximately $137,000 was established in the 1994 financial statements to reflect this charge.

During September 1994, the Company entered into an agreement with TelVue Corporation ("TelVue"), a company controlled by the Company's Chairman of the Board. Under such agreement, TelVue would provide telephone transactions services to the Company on terms and rates no less favorable to the Company than those available to the Company from its present telephone transaction service provider for similar services. TelVue has not completed the software programming necessary to the provision of services for the Company.

Pursuant to program affiliation agreements between the Company and cable operators affiliated with certain stockholders (four in 1995 and 1994), the Company incurred approximately $1,166,000 and $898,000 in 1995 and 1994, respectively, for affiliate fees.

7.  UNCONSOLIDATED SUBSIDIARIES

VJNIL --- In September 1991, two companies, Video Jukebox Network International Limited ("VJNIL"), which began operations in 1992, and The Jukebox Network Limited ("JNL"), which is inactive and now dissolved, were founded in the United Kingdom to develop and launch a United Kingdom version of the Company's music video television programming. The Company had beneficially owned 91% of the outstanding common stock of VJNIL and all of the shares of JNL from inception through June 29, 1995. Vincent P. Monsey, the Managing Director of VJNIL and a director of the Company, owned 9% of the outstanding shares of VJNIL for the same time period, of which forty percent of the shares owned by Mr. Monsey had been held in escrow by the Company.

On June 30, 1995, the Company purchased the then remaining nine percent of VJNIL from Mr. Monsey in exchange for 225,000 shares of the Company's common stock, which were valued at $267,187 on that day. Also on June 30, 1995, the Company completed the sale of a 50 percent equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal

                                       F11
and investment banking expenses related to this transaction totaled approximately $429,000. As part of such transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that had been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company are secured by all of the assets of VJNIL and will accrue interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among the Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50 percent equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S. $1 million). This administrative services agreement, which expires June 30, 2000, requires Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note will not accrue interest and monthly payments of principal will be forgiven in full so long as Ticketmaster is providing services to VJNIL under the administrative agreement.

The remaining investment in VJNIL is accounted for on the equity method of accounting effective June 30, 1995. Prior to June 30, 1995, the subsidiary's assets, liabilities and operations had been consolidated with the Company. The Company's remaining investment in and advances to VJNIL reflect its remaining interest in VJNIL's losses recognized through December 31, 1995.

A summary of VJNIL's operating results included in the Company's consolidated statement of operations for VJNIL is as follows:

                                             January 1, 1995
                                                 through            Year Ended
                                             June 30, 1995       December 31, 1994
                                             ---------------     -----------------
Net viewer revenues                            $   645,420          $ 1,191,827
Advertising and other revenues                     138,439               88,645
                                               -----------          -----------
                                                   783,859            1,280,472
                                               -----------          -----------
Affiliate fees, site costs, and
telephone services                                 293,168              277,239
Distribution, general and
administrative                                     811,806              957,976
Depreciation, amortization                         144,831              183,648
Interest expense                                    41,057              132,372
Minority interest                                      -0-              (24,369)
                                               -----------          -----------
                                                 1,290,862            1,526,866
                                               -----------          -----------
Net Loss                                         ($507,003)           ($246,394)
                                               ===========          ===========

                                       F12

The following is a summary of VJNIL's balance sheet as of December 31, 1995 and its operating results for the period from July 1,1995 through December 31, 1995:

         Current assets                                $ 1,288,923
         Noncurrent assets                                 907,940
                                                       -----------
                                                       $ 2,196,863
                                                       ===========

         Current liabilities                               353,002
         Noncurrent liabilities                              4,325
         Equity, advances and notes
           payable to shareholders                       1,839,536
                                                       -----------
                                                       $ 2,196,863
                                                       ===========

         Net revenues                                  $   939,716
                                                       ===========

         Net operating loss                            $  (330,212)
                                                       ===========

The difference between the Company's recorded net investment in and advance to VJNIL at December 31, 1995 and the underlying equity in VJNIL's net assets relates primarily to previously recognized net losses prior to the sale of 50% of its interest in VJNIL. Gross advances totaling $1,500,000 are represented by a note receivable from VJNIL which bears interest at prime plus 1%. No principal or interest payments are due under the note until the third quarter of 1997. The note (and a similar note payable to Ticketmaster) are secured by all of VJNIL's assets. The Company recorded interest income of $74,629 in 1995 related to this note. Any future payments received on the note in excess of recorded amounts will be recognized as income when received.

Other --- The following is a summary of the balance sheet and operating results of other unconsolidated subsidiaries as of and for the year ended December 31, 1995:

         Current assets                                $  75,842
         Noncurrent assets                               402,316
                                                       ---------
                                                       $ 478,158
                                                       =========

         Current liabilities                           $ 129,093
         Equity, advances and notes
           payable to shareholders                       349,065
                                                       ---------
                                                       $ 478,158
                                                       =========

         Net revenues                                  $   8,957
                                                       =========

         Net operating loss                            $(262,686)
                                                       =========

                                       F13

8. COMMITMENTS

The Company leases its main and regional offices and various office equipment under several operating lease agreements. Rent expense was approximately $1,449,000 and $1,167,000 for the years ended December 31, 1995, and 1994, respectively. Future minimum payments under these non-cancelable leases are approximately as follows:

         Year                        Amount
         ----                        ------
         1996                      $1,337,628
         1997                         882,078
         1998                         753,756
         1999                         790,415
         2000                         821,811
         2001 and beyond              690,395
                                   ----------
                                   $5,276,083
                                   ==========

The Company has entered into agreements with television stations and cable system operators granting the Company the right to air its programming. These agreements are generally renewable every three years and are cancelable by either party with 90 days written notice. The Company pays either a fixed fee per month or a percentage of viewer revenues, with minimum monthly guaranteed payments required for approximately fifty percent (50%) of the Company's cable subscribers.

9. STOCKHOLDERS' EQUITY

On April 21, 1994, the Company consummated a Stock Purchase Agreement with Island, pursuant to which Island purchased 2,500,000 newly-issued shares of the Company's common stock and three options ("Options") to purchase an additional 2,500,000 shares of the Company's common stock in exchange for a cash payment to the Company of $5,000,000.

The Options included: (i) an immediately exercisable option to purchase 500,000 shares of the Company's common stock at an exercise price of $2.00 per share which expired April 20, 1995; (ii) an immediately exercisable option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $5.00 per share until April 20, 1996; and (iii) an immediately exercisable option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $6.00 per share until April 20, 1997. Island was granted certain demand and piggyback registration rights with respect to the 2,500,000 shares purchased and the 500,000 shares of common stock underlying the $2.00 Options as well as certain piggyback registration rights with respect to the 2,000,000 shares of common stock underlying the $5.00 and $6.00 Options, pursuant to a Registration Rights Agreement, date April 21, 1994, between the Company and Island.

                                       F14

10. EMPLOYEE STOCK OPTIONS AND WARRANTS

In June 1988, the Company was authorized to issue warrants to purchase up to 300,000 shares of Common Stock to certain key employees and directors. Any warrants issued were exercisable at $1.75 per share of Common Stock and were generally exercisable for 5 years from the date of grant. The remaining outstanding warrants expire July 27, 1996.

In addition, in August 1988, the Company adopted and approved a stock option plan for officers and other key employees (the "Plan"). The Plan is administered by a committee consisting of three or more members of the Company's Board of Directors who will then not be eligible to receive options under the Plan. On November 1, 1993, the stockholders of the Company approved an amendment to the Plan which allows the Company's Board of Directors to issue stock options to purchase up to 1,000,000 shares of Common Stock to employees and non-employee directors at an exercise price of not less than $1.00. In 1994, the Compensation Committee granted 130,000 vested options to four non-employee directors, which expire two years from the dates of grant. Additionally, 230,000 options were granted to an executive officer of the Company, which vest over the next three years. During 1995, the Compensation Committee of the Board of Directors issued 425,000 options, all at an exercise price of $2.00 per share, to employees and 30,000 options at an exercise price of $1.75 per share to non-employee Directors of the Company. These employee options have various vesting terms, with the majority of options (400,000) vesting proratably over a three year period from date of employment. All director options were vested on December 31, 1995.

Deferred compensation has been recorded for the difference between the exercise price of the following described stock options and warrants and the fair market value of the Common Stock at the measurement date, usually the date of grant. Compensation is recognized at the date of grant for warrants, and over the life of the employment contracts for employees covered under the option plan. Such compensation expense was approximately $254,000 and $271,000 for the years ended December 31, 1995 and 1994, respectively. Certain of the securities underlying the following described warrants have not been registered as of December 31, 1995.

                                       F15

A summary of these options and warrants for the years ended December 31, 1995 and 1994 follows:

         WARRANTS                                 1995                       1994
                                                  ----                       ----
                                           Number of Exercise         Number of Exercise
                                         Warrants        Price      Warrants        Price
                                         --------       ------      --------       ------
         Outstanding at beginning
          of period                        46,000        $1.75        77,500        $1.75
         Granted                              -0-          -0-           -0-          -0-
         Exercised or expired              35,000        $1.75        31,500        $1.75
                                           ------                     ------
         Outstanding at end of period      11,000        $1.75        46,000        $1.75
                                           ======        =====        ======        =====

         Exercisable at end of period      11,000        $1.75        46,000        $1.75
                                           ======        =====        =======       =====


         OPTIONS                                  1995                       1994
                                                  ----                       ----
                                           Number of Exercise         Number of Exercise
                                          Options        Price       Options        Price
                                          -------       ------       -------       ------
         Outstanding at beginning
          of period                       675,752     $1.00-$3.00    430,750        $1.00
         Granted                          455,000     $1.75-$2.00    360,000  $1.75-$3.00
         Exercised                         12,333           $1.00     43,998        $1.00
         Canceled/expired                   3,417           $1.00     71,000        $1.00
                                        ---------                    -------

         Outstanding at end of period   1,115,002     $1.00-$3.00    675,752  $1.00-$3.00
                                        =========     ===========    =======  ===========

         Exercisable at end of period     509,160     $1.00-$3.00    308,247  $1.00-$3.00
                                        =========     ===========    =======  ===========

11. CONTINGENCY

On August 30, 1991, the Company filed a complaint against certain parties alleging wrongful and intentional removal of certain proprietary materials used in connection with the development and marketing of an interactive television program owned by the Company, and fraudulent inducement to enter into a business relationship with these parties. The parties filed an answer, affirmative defenses, and a counterclaim against the Company for breach of contract and fraudulent inducement, and a complaint against the Company's former President, alleging fraudulent inducement by him. The Company and its former President believe the claims asserted are without merit. They have denied the allegations, moved to dismiss the claims and intend to vigorously defend the action, while pursuing the Company's claims against these parties. The accompanying financial statements do not include any amounts relating to the outcome of this uncertainty.

                                       F16

12. SUBSEQUENT EVENTS

On January 2, 1996, Time Warner Cable of New York City delaunched THE BOX in its New York City systems. The Company used ten box units to service the market, which totaled approximately 927,000 cable subscribers. Those systems produced approximately $1,135,000 in net viewer revenue and a gross margin contribution after affiliate fees and direct costs associated with operating those boxes of approximately $574,000. Beyond this lost viewer transactional revenue, it is not known what further financial impact, if any, will be the result of these delaunches.

On February 20, 1996, the Company's Board of Directors approved and the Company entered into an equipment and services agreement with Hughes Network Systems, Inc. This agreement will provide the satellite receiving equipment as well as the satellite transponder times for sending the digitized video segments from the Company's headquarters to the various digital box unit locations at the cable head ends, broadcast stations and Satcom 3 uplink sites. The agreement is for a term of sixty months, cancelable after thirty-six months with a termination charge of $98,000. The minimum financial commitment under this agreement is approximately $1.9 million.

13.  FOURTH QUARTER ADJUSTMENTS

The Company has recorded a reserve for potential uncollectible telephone transactional revenue by providing monthly reserves for these revenue chargebacks. While the Company analyzes the accumulated reserve on a monthly basis and periodically adjusts the reserve based upon actual chargebacks received, since the viewers are allowed up to one year by the Company's telephone provider to deny payment or request a refund on a prior paid transaction, the Company has been very conservative in any adjustments to this reserve account. However, due to over fifteen months of reduced chargebacks as a result of the Company's continued extensive efforts in credit limiting and call blocking for prior non-pay accounts, the overall percentage of chargebacks has been reduced. Therefore, in the fourth quarter of 1995, the Company recorded an adjustment to reduce the chargeback reserve by approximately $210,000.

                                       F17

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VIDEO JUKEBOX NETWORK, INC.
                            (Registrant)


Date: March 27, 1996        By:  /s/ Alan R. McGlade
                                 ----------------------------------------------
                                 Alan R. McGlade, President and Chief Executive
                                 Officer and Director

           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                                    DATE
---------                                           -----                                    ----
/s/ Alan R. McGlade                 President, Chief Executive Officer and             March 27, 1996
------------------------------      Director
Alan R. McGlade                     (Principal Executive Officer)



/s/ H. F. Lenfest                   Chairman of the Board of Directors                 March 27, 1996
------------------------------
H. F. Lenfest


/s/ J. Patrick Michaels, Jr.        Vice Chairman of the Board of Directors            March 27, 1996
------------------------------      and Acting Chief Operating Officer
J. Patrick Michaels, Jr.


/s/ Luann M. Hoffman                Chief Financial and Administrative Officer         March 27, 1996
------------------------------      and Secretary  (Principal Financial and
Luann M. Hoffman                    Accounting Officer)


------------------------------      Director                                           March __, 1996
David Burns

------------------------------      Director                                           March __, 1996
Chris Blackwell


/s/ Leonard J. Sokolow              Director                                           March 27, 1996
------------------------------
Leonard J. Sokolow


/s/ Joel S. Rudich                  Director                                           March 27, 1996
------------------------------
Joel S. Rudich


/s/ Stanley H. Greene               Director                                           March 27, 1996
------------------------------
Stanley H. Greene



