Form 10QSB
period 1996-03-31
VIDEO JUKEBOX NETWORK INC
filed 1996-05-14
CIK 803266

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                -------  -------

                         Commission File Number 0-15445

                          VIDEO JUKEBOX NETWORK, INC.
- --------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

     Florida                                              59-2605267
- --------------------------------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization)                        Number)

               1221 Collins Avenue, Miami Beach, Florida  33139
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305)-674-5000
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X     No
                                    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         Class                                    Number of Shares Outstanding
                                                         on May 13, 1996
Common Stock, Par Value $.001 Per Share                    23,944,281
Transitional Small Business Disclosure Format:          Yes        No  X
                                                           ----      ----

                          VIDEO JUKEBOX NETWORK, INC.

                                     INDEX


PART I          FINANCIAL INFORMATION                         PAGE

     Item 1     Financial Statements


                Consolidated Balance Sheet at
                March 31, 1996 (Unaudited)                     3

                Consolidated Statements of Operations
                for the Three Months ended March 31,
                1996 and 1995 (Unaudited)                      4

                Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 1996
                and 1995 (Unaudited)                           5

                Notes to Financial Statements                  6


     Item 2     Management's Discussion and Analysis or
                Plan of Operation                              9


PART II         OTHER INFORMATION


     Item 6     Exhibits                                      15


SIGNATURES                                                    16

                          VIDEO JUKEBOX NETWORK, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                           MARCH 31,
                                                                              1996
 ASSETS:                                                                  ----------

 CURRENT ASSETS
   Cash and cash equivalents                                             $  4,508,677
   Accounts receivable, less allowances for chargebacks
      and doubtful accounts of $1,163,016                                   1,790,406
   Receivable from officer                                                     75,146
   Prepaid expenses and other                                                 806,275
                                                                          -----------
                    TOTAL CURRENT ASSETS                                    7,180,504
                                                                          -----------

 RECEIVABLE FROM OFFICER - LONG TERM                                          105,178

 PROPERTY AND EQUIPMENT, NET                                                3,761,218

 DEFERRED COSTS AND OTHER ASSETS, NET                                         992,387

 INVESTMENT IN AND ADVANCES TO
            UNCONSOLIDATED SUBSIDIARIES                                       654,331
                                                                          -----------
                    TOTAL ASSETS                                         $ 12,693,618
                                                                          ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY:

 CURRENT LIABILITIES
   Accounts payable                                                      $    702,669
   Accrued expenses                                                         1,870,200
                                                                          -----------
                    TOTAL CURRENT LIABILITIES                               2,572,869
                                                                          -----------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
    8% Cumulative convertible preferred
       stock, $1.00 par value, 200,000 shares
       authorized, none issued                                                      -
    Common stock, $.001 par value,
       40,000,000 shares authorized, 23,944,281
       shares issued and outstanding                                           23,944

     Additional paid in capital                                            30,190,104

     Accumulated deficit                                                  (20,071,074)
     Cummulative foreign currency translation loss                            (22,225)
                                                                          -----------
                    TOTAL STOCKHOLDERS' EQUITY                             10,120,749
                                                                          -----------
                    TOTAL  LIABILITIES AND
                      STOCKHOLDERS' EQUITY                               $ 12,693,618
                                                                          ===========

 See Notes to Financial Statements

                         VIDEO JUKEBOX NETWORK, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
- -------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                                MARCH 31,               MARCH 31,
                                                1996                    1995
                                               ----------------------------------

REVENUES
  Net Viewer revenues                           $   2,779,085           $  3,186,609
  Advertising and other revenues                    2,058,013              1,629,967
                                                 ------------            -----------
  Interest income                                   4,837,098              4,816,576
                                                      113,227                107,632
                                                 ------------            -----------
                                                    4,950,325              4,924,208
                                                 ------------            -----------
COSTS AND EXPENSES
 Affiliate fees, site costs and
  telephone service                                 1,410,051              1,799,358
 Distribution, general and
  administrative                                    3,931,421              3,138,008
 Satellite transponder, rent and
  management fees paid to related parties             345,689                512,167
 Depreciation and amortization                        239,043                353,595
 Stock and warrant compensation                             0                 67,305
 Interest                                                   0                    788
                                                 ------------            -----------
                                                    5,926,204              5,870,221
                                                 ------------            -----------

INCOME (LOSS) BEFORE MINORITY INTEREST IN LOSS
OF SUBSIDIARY AND INTEREST IN LOSS OF
UNCONSOLIDATED SUBSIDIARIES                          (975,879)              (946,013)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                     0                 22,894

INTEREST IN LOSS OF UNCONSOLIDATED
  SUBSIDIARIES                                       (247,015)                     0

NET INCOME (LOSS)                               $  (1,222,894)          $   (923,119)
                                                 ============            ===========

Net income (loss) per common share                     ($0.05)                ($0.04)
                                                 ============            ===========

Weighted average number of
 common shares outstanding                         23,944,281             23,672,111
                                                 ============            ===========


See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,      MARCH 31,
                                                                                  1996          1995
                                                                             --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(1,222,894)  $  (923,119)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                               239,043       352,595
     Interest in loss of unconsolidated subsidiary                               247,015             0
     Stock and warrant compensation and amortization                                   0        67,305
     Change in assets and liabilities:
       Decrease in accounts receivable                                           855,033       463,507
       (Increase) decrease in prepaid expenses, deferred costs and
         other assets                                                           (458,250)      216,203
       Decrease in accounts payable and accrued expenses                        (732,194)      (59,014)
       Minority interest in loss of subsidiary                                         0       (16,323)
                                                                             -----------    ----------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (1,072,247)      101,154
                                                                             -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (883,684)     (776,420)
  Disposal of fixed assets                                                        15,756             0
  Increase in investment in and advances to unconsolidated subsidiaries         (250,494)            0
                                                                             -----------    ----------
  NET CASH USED IN INVESTING ACTIVITIES                                       (1,118,422)     (776,420)
                                                                             -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                          0         1,333
  Payments of short-term borrowings                                                    0          (440)
                                                                             -----------    ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                            0           893
                                                                             -----------    ----------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (13,056)       30,203
                                                                             -----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,203,725)     (644,170)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               6,712,402     8,018,010
                                                                             -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 4,508,677    $7,373,840
                                                                             ===========    ==========

See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.

                         NOTES TO FINANCIAL STATEMENTS


1. The financial information included herein is submitted pursuant to the requirements of Form 10-QSB and does not include all disclosures required by generally accepted accounting principles. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. The accompanying interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Loss per share is computed based on the weighted average shares of common stock outstanding during the quarter. Since the Company has experienced net operating losses, common stock equivalents are not considered in the computation of loss per share as their effect would be to decrease net loss per share.

3. The consolidated financial statements include the balance sheet and operating results of the Company's wholly-owned subsidiaries, VJN LPTV CORP.(incorporated in February, 1994), The Box Worldwide Europe, B.V., (incorporated in August, 1995), Video Jukebox Network Europe, Ltd.(incorporated in January, 1996), and The Box Worldwide-Latin America, Inc. (incorporated in January, 1996); and include the operating results of Video Jukebox Network International, Limited ("VJNIL") for the first six months of 1995. Effective July 1, 1995, the Company's interest in VJNIL was reduced to 50% and the Company began to account for VJNIL on the equity method. The Company also accounts for its 50% owned subsidiary, The Box Holland (incorporated in October, 1995) on the equity method of accounting. All significant consolidating and eliminating entries have been included.


      UNCONSOLIDATED SUBSIDIARIES

      VJNIL --- In September 1991, Video Jukebox Network International Limited ("VJNIL"), which began operations in 1992, was founded in the United Kingdom to develop and launch a United Kingdom version of the Company's music video television programming. The Company had beneficially owned 91% of the outstanding common stock of VJNIL from inception through June 29, 1995. On June 30, 1995, the Company purchased the remaining nine percent of VJNIL from its minority shareholder in exchange for 225,000 shares of the Company's common stock, which were valued at $267,187 on that day. Also on June 30, 1995, the Company completed the sale of a 50 percent equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal and investment banking expenses related to this transaction totaled approximately $429,000. As part of such transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that had been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company are secured by all of the assets of VJNIL and accrue interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among the Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50 percent equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S. $1 million). This administrative services agreement, which expires June 30, 2000, requires Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note will not accrue interest and monthly payments of principal will be forgiven in full so long as Ticketmaster is providing services to VJNIL under the administrative agreement.

      The remaining investment in VJNIL is accounted for on the equity method of accounting effective June 30, 1995. Prior to June 30, 1995, the subsidiary's assets, liabilities and operations had been consolidated with the Company. The Company's remaining investment in and advances to VJNIL reflect its remaining interest in VJNIL's losses recognized through March 31, 1996.

      The following is a summary of VJNIL's balance sheet and operating results for the quarter ended March 31, 1996, during which period the Company's share of these results were accounted for on the equity method by the
      Company:


               Current assets               $1,238,705
               Noncurrent assets               921,210
                                            ----------
                                            $2,159,915
                                            ==========

               Current liabilities             583,421
               Noncurrent liabilities            3,269
               Equity, advances and notes
               payable to shareholders       1,573,225
                                            ----------
                                            $2,159,915
                                            ==========


               Net revenues                 $  492,114
                                            ==========

               Net operating loss           $ (319,813)
                                            ==========

      The difference between the Company's recorded net investment in and advances to VJNIL at March 31, 1996 and the underlying equity in VJNIL's net assets relates primarily to previously recognized net losses prior to the sale of 50% of its interest in VJNIL. Gross advances totaling $1,500,000 are represented by a note receivable from VJNIL which bears interest at prime plus 1%. No principal or interest payments are due under the note until the third quarter of 1997. This note

      (and a similar note payable to Ticketmaster) are secured by all of VJNIL's assets. The Company recorded interest income of approximately $37,000 in the quarter ended March 31, 1996 related to this note. Any future payments received on the note in excess of recorded amounts will be recognized as income when received.

      Other --- The following is a summary of the balance sheet and operating results of the other unconsolidated subsidiary, The Box Holland, as of and for the quarter ended March 31, 1996:


             Current assets                   $  88,479
             Noncurrent assets                  705,766
                                              ---------
                                              $ 794,245
                                              =========

             Current liabilities              $ 199,150
             Equity, advances and notes
              payable to shareholders           595,095
                                              ---------
                                              $ 794,245
                                              =========


             Net revenues                     $  16,674
                                              =========

             Net operating loss               $(221,083)
                                              =========



      CONSOLIDATED INTERNATIONAL SUBSIDIARIES

      The following is a summary of operating results for the three international consolidating subsidiaries which are included in the Company's consolidated financial statements:


                                                       For the Three Months Ended
                                               March 31, 1996           March 31, 1995
                                               --------------           --------------
       Net viewer revenues                        $       0               $ 319,763
       Advertising and other revenues                 5,000                  54,114
                                                      5,000                 373,877

       Affiliate fees, site costs, and
       telephone services                         $  11,714               $ 101,791
       Distribution, general and
             administrative                       $ 138,179               $ 418,077
       Depreciation and amortization                  8,735                  68,220
       Interest expense                                   0                  40,168
                                                  ---------               ---------
                                                  $ 158,628               $ 628,256
                                                  ---------               ---------

       Net Loss                                   $(153,628)              $(254,379)
                                                  =========               =========



       Note - The 1995 activity consists of operations from VJNIL only. The three new subsidiaries were not yet active in the first quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.

For the quarter ended March 31, 1996, the Company realized a consolidated net loss of $(1,222,894) compared to a consolidated net loss of $(923,119) for the quarter ended March 31, 1995. Domestic net loss exclusive of international developmental costs and charges for any international operations for the quarter ended March 31, 1996 was approximately $(516,400) as compared with a domestic net loss of ($655,000) for the same prior year period. In the consolidated financial statements for the quarter ended March 31, 1996, the Company recognized $(706,500) in losses from corporate international departmental and subsidiary international operations ($459,000 in consolidated operations and $247,000 through the equity method), while the Company recognized $268,000 in losses from international operations (all consolidated) for the same prior year period.

All viewer, advertising and other call revenues resulted from the distribution of THE BOX. Net viewer revenue decreased $408,000 from $3,187,000 to $2,779,000 or 12.8% for the three months ended March 31, 1996 as compared with the same prior year period. The majority of this decrease resulted from the loss of ten boxes in the New York City market which occurred on January 2, 1996 when a large cable company elected to discontinue its affiliation with the Company's programming service. The Company had installed 10 box units to serve that market, which totaled approximately 904,000 cable subscribers. The New York City systems produced approximately $342,000 in gross viewer revenue and a gross margin contribution after affiliate fees and direct costs associated with operating the 10 boxes of approximately $64,000 for the quarter ended March 31, 1995. In February 1996, in order to replace the lost cable subscribers, the Company began additional transmission of its programming by adding a third low power broadcast station in the New York City area to the two that were already broadcasting the Company's programming. The Company believes that the low power television stations reach approximately 3.8 million households. The new low power station is currently providing gross viewer revenue of approximately $24,000 per month and provided $42,000 of gross viewer revenue during the first quarter of 1996. Therefore, unless the Company is able to renew its affiliation with the New York City cable system, the expected annualized loss of net viewer revenue in 1996 will be approximately $937,000. The remaining domestic boxes produced approximately $45,000 more in gross viewer revenue during first quarter 1996 as compared with the same prior year quarter. The Company has, however, continued to improve the domestic viewer revenue generated per box from an average monthly gross viewer revenue of $9,870 per box in the quarter ended March 31, 1995 to an average monthly gross viewer revenue of $10,593 per box in the quarter ended March 31, 1996, a 7.3% increase. Management believes that this improvement is due primarily to the continued broadening the type of music videos available and consolidation of underperforming boxes.

A further factor in the decrease in net viewer revenue is that gross viewer revenue generated from the United Kingdom were consolidated for only the first half of 1995, while the United Kingdom subsidiary was majority owned. When the Company became a 50% owner of this United Kingdom subsidiary on June 30, 1995, it began to account for all

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

financial results from United Kingdom operations utilizing the equity method of accounting. As a result, United Kingdom viewer revenue was included in the Company's financial statements for the quarter ended March 31, 1995, totaling $320,000, while for the quarter ended March 31, 1996, no viewer revenue was included in the Company's financial statements.

The final element of the net revenue decrease is the change in chargebacks. Viewer revenues are adversely affected by customers who deny having made music video requests on THE BOX. In an effort to reduce chargebacks from telephone companies due to such customers, the Company is in the second year of implementation of call blocking for previous non-paying customers and credit limitations for all participants in the Company's interactive process. The information necessary to institute these procedures had not been previously available from the Company's telephone service provider. With nearly two years of these procedures undertaken, and lower gross viewer revenue, the Company has seen the amount of chargebacks reduced by $167,000, from $611,000 for the quarter ended March 31, 1995 to $444,000 for the quarter ended March 31, 1996. To further reduce chargebacks and decrease telecommunications charges, beginning in January 1996 the Company introduced a new program to allow customers who would like to exceed the Company's 900 service credit limit to establish a prepaid account for the selection of videos. In addition to generating additional viewer revenue from customers, this program has been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. $222,000 of revenue was generated from this program for the quarter ended March 31, 1996. Revenue from this program is recognized only as videos are selected, while prepaid account balances are included in current liabilities.

Advertising sales and other revenues increased from $1,630,000 for the first quarter of 1995 to $2,058,000 for the same current year period. The increase resulted from improved performance in most categories of advertising: national sales were up 104.4% for first quarter 1996 as compared with the same prior year period and direct response advertising increased by 121.3% from 1995 to 1996. Advertising sales from the record industry and radio sponsorships were down 28.4% for the first quarter of 1996 as compared to the same prior year period due to lower advertising by certain labels who did not have new product to be advertised. Advertising revenue generated from the United Kingdom in the amount of $54,000 is included in the first quarter 1995 (when it was consolidated), while no amount is included for the same period in the current year (accounted for on the equity method). Miscellaneous income for the first quarter of 1996 totaled approximately $62,000 which consisted of merchandise revenues from the Company's retail store location in Miami Beach, license fees related to the Company's United Kingdom operations and affiliate programming fees paid by certain operators to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Expenses for affiliate fees, site costs and telephone services were 50.7% and 56.5% of net viewer revenue for the quarters ended March 31, 1996 and 1995, respectively. The decrease in expenses between the quarters ended March 31, 1996 and 1995 of approximately $389,000 was primarily due to a decrease in domestic cable affiliation fees of approximately $372,000 due to the effects of renegotiation of the cable agreements for the Company's two largest multiple system operators and the carriage loss of a cable company's New York systems. This decrease was offset by an increase in low power television affiliation and site cost fees of approximately $73,000 due to new launches of LPTV affiliated boxes. International expenses for affiliate fees, site costs and telephone services was $90,000 lower for the first quarter of 1996 as compared to the first quarter of 1995 due to new international operations expense in 1996 of $11,000 as offset by $101,000 in consolidated United Kingdom operations expenditures in the first quarter of 1995, with no comparable amount included for the same period in the current year (accounted for on the equity method).

Distribution, general and administrative expenses for the quarter ended March 31, 1996 increased by approximately $793,000 from $3,138,000 for the first quarter of 1995 to $3,931,000 for the first quarter of 1996. A majority of the increase, $412,000, resulted from additional staffing for affiliate sales, advertising sales, marketing (both consumer and radio affiliation), production and operations. In order to develop additional transactional and advertising revenues, personnel who could produce sales, develop marketing and promotional tie-ins, create the related programming requirements and support expanded programming distribution were added in late 1995 and first quarter 1996. Additionally, staff has been added for development and implementation of the digital box. In order to increase industry awareness of the Company's programming, industry trade event participation and related sales calls have been increased, resulting in increased travel and entertainment expenses and related sales premiums and materials production and on-air promotions and marketing expenditures were undertaken to increase consumer viewing levels, in total increasing these costs by approximately $240,000 in the first quarter of 1996 as compared with the same prior year period. Costs related to production and disc and tape preparation were higher in the first quarter 1996 as compared with 1995 by approximately $50,000 due to the increased production of laser discs for music videos, creating more space on tapes needed for increased advertising content. Savings were realized in telecommunications expense due to switching long distance carriers and the elimination of monitoring United Kingdom box units in the field, primarily resulting in a $67,000 reduction in expense in the current year period as compared with the first quarter of 1995.

The increased national and direct response advertising sales revenues for the first quarter of 1996 as compared with 1995 resulted in higher agency commissions of approximately $110,000 in the current year period. Other administrative expenses which have increased

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

in the first quarter of 1996 as compared with 1995 include: fees for an investor relations firm ($18,000), higher state and local taxes due to more operating locations ($38,000) and costs related to merchandise sold at the Company's retail store ($6,000). Legal expenses were decreased by $8,000 due to less legal activity. Investment spending for the development of international operations for the quarter ended March 31, 1996 was $389,000 higher than the same prior year period, offset by United Kingdom distribution, general and administrative expenses of $395,000 included in the quarter ended March 31, 1995 (consolidated), while no comparable amount is included for the same period in the current year (accounted for on the equity method).

Expenditures for satellite transponder, rent and management fees paid to related parties decreased to approximately $346,000 for the first quarter of 1996 as compared to $512,000 for the first quarter of 1995, a reduction of $166,000. The major part of the reduction relates to $244,000 in lower expenditures for the satellite transponder and service fees paid to transmit the Company's satellite programming service. During February 1995, the Company switched its satellite signal from analog to digital, thereby reducing the monthly charge from $200,000 for January 1995 to $155,000 for February and $110,000 for March 1995. Then, beginning May 1, 1995, the Company paid $73,500 per month for transponder and uplink services. The Company has terminated its satellite agreement with StarNet, Inc. effective April 1996. A new three-month transitional agreement has been signed with WTCI, a subsidiary of Tele-Communications, Inc. The Company, beginning in April 1996, is broadcasting from Hughes Satellite's Galaxy 7, transponder 13 at a transponder and uplink service charge of $42,500 per month.

Consulting fees of approximately $47,000 were incurred in the first quarter 1995 related to payments made to one of the Company's principal shareholders for reimbursement of the salary and benefits of an Island Trading Company, Inc. ("Island") employee utilized by the Company. During the first quarter of 1996, the Company also incurred rental expense payable to Island for its new corporate headquarters of approximately $125,000, with no comparable prior year related party expenditure.

Depreciation and amortization expenses for the quarter ended March 31, 1996 decreased by approximately $114,000 or 32% from the comparable prior year period due to a significant amount of the Company's box units becoming fully depreciated after first quarter 1995.

Stock and warrant compensation, a non-cash expenditure, decreased by approximately $67,000 for the quarter ended March 31, 1996 as compared to the same prior year period. This decrease was due to no new issuance of stock options at an exercise price lower than the market price on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 2.79 to
1.00 at March 31, 1996 as compared to 2.63 to 1.00 at March 31, 1995. At March 31, 1996, the Company's current assets exceeded its current liabilities by approximately $4,607,000.

The Company is using the proceeds of 1994 financing transactions which provided the Company with $9 million in gross proceeds before transactional expenses to:
(i) expand the distribution of the Company's programming by constructing and installing additional box units; (ii) advertise, market and promote the Company's programming; (iii) research, develop, maintain and improve the Company's software and equipment; (iv) fund working capital; and (v) purchase technical equipment for programming production. The Company has used the funds to develop the digital box, hire sales personnel to obtain distribution of the Company's programming and market such programming, all in an effort to expand distribution. Although there can be no assurances, management believes that expansion of the distribution of the Company's programming will lead to increased advertising and viewer revenues and will enable the Company to more efficiently utilize fixed cost expenditures. The Company will additionally continue its efforts to relocate existing box units to more profitable locations in order to attempt to maximize the revenues generated by the Company's existing box units. Additional financing may be needed in order for the Company to achieve its goal of significantly expanding the distribution of its programming to a level which will allow the Company to operate profitably.

Management has and will continue to undertake several operational measures in an effort to continue to improve the Company's liquidity and cash flow position. In 1995, the Company completed the renegotiation of affiliation agreements with the two largest multiple system operators. While considerable savings have resulted from the renegotiation of these agreements, the Company may be required to increase such affiliation fees in order to renew affiliation with the lost New York City systems.

Upon full implementation of the digital box, the Company will save approximately $82,000 in operating costs per month, or annual savings of $984,000. Chargebacks of the Company's phone call revenue have been significantly reduced by blocking requests of viewers who have a history of denying having made music video requests and applying credit limits on customer accounts. As the Company obtains additional information about its customer base and improves upon the time taken by the Company's phone provider to report denied payments, the Company believes it will be able to continue to reduce chargebacks further. Advertising revenues have been increasing every quarter over the previous year's quarter since the Company's sales efforts began. To continue this trend, the Company has been developing new record label promotions and national advertising account value added promotions. With increased distribution and the overall impact of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Company's programming, rates for all time segments, including prime time, have increased as a response to demand.

During the quarter ended March 31, 1996, the Company spent nearly $884,000 on the purchase of a new production edit suite, enhancements to its in-house computer system, furniture and tenant improvements for the new corporate office location, development costs for the digital box and digital box equipment.
The Company believes that the newly developed technology known as the digital box is a critical element of the Company's future. In order to provide programming improvement through enhanced audio and video quality, superior graphic quality, consumer friendly responsiveness (such as nearly immediate video play), plus provide operational efficiencies such as reduction of expenses associated with the manual process of tapes, discs, weekly change outs of music product and limited availability for advertising, the Company has decided to deploy the digital box in replacement of all boxes. Initially, the Company plans to replace all current analog boxes at cable installations, four low power stations including the three New York City low power stations, plus launch all new cable distribution with the digital box. It is expected that this deployment will cost the Company approximately $3 million. In order to continue with this deployment, the Company is in the process of securing financing in the amount of $1 million collateralized by cash and cash equivalents. This note would be repaid over four years with monthly payments of approximately $25,000. Additional funding may be required to complete full implementation of the digital box. There can be no assurance that financing will be available on terms satisfactory to the Company nor that this new technology will result in additional distribution, additional advertising sales or higher viewership.

In February 1996, the Company entered into a five-year agreement with an unaffiliated party to purchase satellite receiving equipment and satellite transponder time for sending digitized video segments from the Company's headquarters to the various box unit locations at cable head end and broadcast station sites. The minimum cash commitment of the Company under this agreement is approximately $1.9 million.

In the quarter ended March 31, 1996, the Company incurred expenses totaling approximately $308,000 in its international expansion program, along with $204,000 expended directly for the newly launched Holland and Box Worldwide - Europe operations and $144,000 for the initiation of operations related to licensing affiliationsin Argentina and Venezuela. The Company has determined that unless additional financing is obtained, no further international expansion beyond the United Kingdom, Aruba (a satellite delivered service), Holland, Argentina and Venezuela will be possible, at least for the immediate future.

PART 11: OTHER INFORMATION

ITEM 6.      EXHIBITS

Exhibit 27 - Financial Data Schedule (for SEC use only)

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VIDEO JUKEBOX NETWORK, INC.
                                        (REGISTRANT)



                                        By:/s/ Alan McGlade
Date:     May 13, 1996                     ----------------------------------
                                        Alan McGlade
                                        President and Chief Executive Officer






Date:     May 13, 1996                  By: /s/Luann M. Hoffman
                                           ---------------------------------
                                        Luann M. Hoffman
                                        Chief Financial and
                                         Administrative Officer



















- -16-