Form 10QSB
period 1996-06-30
VIDEO JUKEBOX NETWORK INC
filed 1996-08-13
CIK 803266

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                     OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                ----------   ----------

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

                                 Yes  X     No
                                     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                 Class                            Number of Shares Outstanding
                                                       on August 12, 1996
Common Stock, Par Value $.001 Per Share                    24,001,781
Transitional Small Business Disclosure Format:         Yes        No  X
                                                           ---       ---

                         VIDEO JUKEBOX NETWORK, INC.

                                    INDEX


PART I       FINANCIAL INFORMATION                          PAGE

     Item 1  Financial Statements


             Consolidated Balance Sheet at
             June 30, 1996 (Unaudited)                       3

             Consolidated Statements of Operations
             for the Three Months and Six Months
             ended June 30, 1996 and 1995 (Unaudited)        4


             Consolidated Statements of Cash Flows
             for the Three Months and Six Months
             Ended June 30, 1996 and 1995 (Unaudited)        5

             Notes to Financial Statements                   6


     Item 2  Management's Discussion and Analysis or
             Plan of Operation                               9


PART II      OTHER INFORMATION


     Item 6  Exhibits                                       22


SIGNATURES                                                  23

                         VIDEO JUKEBOX NETWORK, INC.
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

- ---------------------------------------------------------------------------------

                                                                      JUNE 30,
                                                                        1996
                                                                   --------------
ASSETS:

CURRENT ASSETS
  Cash and cash equivalents                                        $    2,859,909
  Accounts receivable, less allowances for chargebacks
     and doubtful accounts of $1,047,283                                1,934,784
  Receivable from officer                                                  48,600
  Prepaid expenses and other                                              860,638
                                                                   --------------
        TOTAL CURRENT ASSETS                                            5,703,931
                                                                   --------------

RECEIVABLE FROM OFFICER - LONG TERM                                       108,103

PROPERTY AND EQUIPMENT, NET                                             5,294,568

DEFERRED COSTS AND OTHER ASSETS, NET                                    1,184,192

INVESTMENT IN AND ADVANCES TO
             UNCONSOLIDATED SUBSIDIARIES                                  579,722
                                                                   --------------
        TOTAL ASSETS                                               $   12,870,516
                                                                   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                 $    1,116,599
  Accrued expenses                                                      2,476,379
                                                                   --------------
                   TOTAL CURRENT LIABILITIES                            3,592,978
                                                                   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   8% Cumulative convertible preferred
      stock, $1.00 par value, 200,000 shares
      authorized, none issued                                                   -
   Common stock, $.001 par value,
      40,000,000 shares authorized, 23,994,281
      shares issued and outstanding                                        23,994

    Additional paid in capital                                         30,231,269

    Accumulated deficit                                               (20,935,252)
    Cumulative foreign currency translation loss                          (42,473)
                                                                   --------------
                   TOTAL STOCKHOLDERS' EQUITY                           9,277,538
                                                                   --------------
                   TOTAL  LIABILITIES AND
                     STOCKHOLDERS' EQUITY                          $   12,870,516
                                                                   ==============



See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


- ------------------------------------------------------------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                           JUNE 30,           JUNE 30,              JUNE 30,             JUNE 30,
                                                             1996               1995                  1996                 1995
                                                        --------------------------------         ----------------------------------
REVENUES
    Net viewer revenues                                 $   2,677,276       $  3,049,909         $   5,456,361       $    6,236,518
    Advertising and other revenues                          2,937,393          1,783,467             4,995,406            3,413,434
                                                        -------------       ------------         -------------       --------------
                                                            5,614,669          4,833,376            10,451,767            9,649,952
    Gain on sale of interest in subsidiary                          0          1,354,076                     0            1,354,076
    Interest income                                            80,930            113,499               194,157              221,131
                                                        -------------       ------------         -------------       --------------
                                                            5,695,599          6,300,951            10,645,924           11,225,159
                                                        -------------       ------------         -------------       --------------


COSTS AND EXPENSES
  Affiliate fees, site costs and
    telephone service                                       1,623,119          1,307,636             3,033,170            3,106,994
  Distribution, general and
    administrative                                          4,254,320          3,548,873             8,185,741            6,663,987
  Satellite transponder, rent and management
    fees paid to related parties                              149,691            499,892               495,380            1,012,059
  Depreciation and amortization                               325,326            386,126               564,369              738,721
  Stock and warrant compensation                                    0             67,304                     0              134,609
  Interest                                                          0                889                     0                1,677
                                                        -------------       ------------         -------------       --------------
                                                            6,352,456          5,810,720            12,278,660           11,658,047
                                                        -------------       ------------         -------------       --------------
INCOME (LOSS) BEFORE  INTEREST IN LOSS OF
UNCONSOLIDATED SUBSIDIARIES                                  (656,857)           490,231            (1,632,736)            (432,888)


INTEREST IN LOSS OF UNCONSOLIDATED
     SUBSIDIARIES                                            (207,320)                 0              (454,335)                   0
                                                        -------------       ------------         -------------       --------------

NET INCOME (LOSS)                                       $    (864,177)      $    490,231         $  (2,087,071)      $     (432,888)
                                                        =============       ============         =============       ==============


Net income (loss) per common share                             ($0.04)      $       0.02                ($0.09)              ($0.02)
                                                        =============       ============         =============       ==============

Weighted average number of
  common shares outstanding                                23,956,918         23,676,479            23,950,600           23,674,307
                                                        =============       ============         =============       ==============


See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


- ------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,          JUNE 30,
                                                                                              1996              1995
                                                                                         -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $  (2,087,071)    $   (432,888)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                                             564,369          738,721
     Gain on sale of interest in subsidiary                                                          0       (1,354,076)
     Interest in loss of unconsolidated subsidiary                                             454,335                0
     Stock and warrant compensation and amortization                                                 0          134,609
     Change in assets and liabilities:
       Decrease in accounts receivable                                                         736,492          778,060
       (Increase) decrease in prepaid expenses, deferred costs and
         other assets                                                                         (736,830)         309,323
       Increase in accounts payable and accrued expenses                                       328,444           60,736
       Minority interest in loss of subsidiary                                                       0           84,670
                                                                                         -------------     ------------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                         (740,261)         319,155
                                                                                         -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash received from sale of interest in subsidiary                                              0        1,607,574
  Capital expenditures                                                                      (2,706,219)      (1,399,435)
  Disposal of fixed assets                                                                      27,508                0
  Increase in investment in and advances to unconsolidated subsidiaries                       (383,205)               0
                                                                                         -------------     ------------
  NET CASH USED IN INVESTING ACTIVITIES                                                     (3,061,916)         208,139
                                                                                         -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                                        0            3,333
  Payments of short-term borrowings                                                                  0             (865)
                                                                                         -------------     ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          0            2,468
                                                                                         -------------     ------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (50,316)          72,699
                                                                                         -------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (3,852,493)         602,461
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             6,712,402        8,018,010
                                                                                         -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   2,859,909     $  8,620,471
                                                                                         =============     ============

    Stock issued for purchase of minority interest in subsidiary                         $           0     $    267,188
                                                                                         =============     ============


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

3. The consolidated financial statements include the balance sheet and operating results of the Company's wholly-owned subsidiaries, VJN LPTV CORP.(incorporated in February, 1994), The Box Worldwide Europe, B.V., (incorporated in August, 1995), Video Jukebox Network Europe, Ltd.(incorporated in January, 1996), and The Box Worldwide-Latin America, Inc. (incorporated in January, 1996); and include the operating results of Video Jukebox Network International, Limited ("VJNIL") for the first six months of 1995. Effective July 1, 1995, the Company's interest in VJNIL was reduced to 50% and the Company began to account for VJNIL on the equity method. The Company also accounts for its 50% owned subsidiary, The Box Holland (incorporated in October, 1995), on the equity method of accounting. All significant consolidating and eliminating entries have been included.

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

      The Company's remaining investment in VJNIL is accounted for on the equity method of accounting effective June 30, 1995. Prior to June 30, 1995, the subsidiary's assets, liabilities and operations had been consolidated with the Company. The Company's remaining investment in and advances to VJNIL reflect its remaining interest in VJNIL's losses recognized through June 30, 1996.

      The following is a summary of VJNIL's balance sheet as of June 30, 1996 and operating results for the second quarter and the six months ended June 30, 1996, respectively, during which period the Company's share of these results were accounted for on the equity method by the Company:


                                                  Three Months Ended       Six Months Ended
                                                     June 30, 1996           June 30, 1996
                                                   ----------------         ---------------
            Current assets                                                     $1,979,308
            Noncurrent assets                                                     993,151
                                                                               ----------
                                                                               $2,972,459
                                                                               ==========

            Current liabilities                                                 1,118,289
            Noncurrent liabilities                                                  2,213
            Equity, advances and notes
               payable to shareholders                                          1,851,957
                                                                               ----------
                                                                               $2,972,459
                                                                               ==========

            Net revenues                              $ 575,799                $1,067,913
                                                      =========                ==========

            Net operating loss                        $(316,162)               $ (635,975)
                                                      =========                ==========


       The difference between the Company's recorded net investment in and advances to VJNIL at June 30, 1996 and the underlying equity in VJNIL's net assets relates primarily to previously recognized net losses prior to the sale of 50% of its interest in VJNIL. Gross advances totaling $1,500,000 are represented by a note receivable from VJNIL which bears interest at prime plus 1%. No principal or interest payments are due under the note until the third quarter of 1997. This note (and a similar note payable to Ticketmaster) are secured by all of VJNIL's assets. The Company recorded interest income of approximately $37,000 and $75,000 for the quarter and six months ended June 30, 1996, respectively, related to this note. Any future payments received on the note in excess of recorded amounts will be recognized as income when received.

       Other --- The following is a summary of the balance sheet as of June 30, 1996 and operating results of the other unconsolidated subsidiary, The Box Holland, for the quarter and six months ended June 30, 1996, respectively:


                                       Three Months Ended        Six Months Ended
                                          June 30, 1996            June 30, 1996
                                       ------------------         ---------------

     Current assets                                                  $  156,414
     Noncurrent assets                                                  804,101
                                                                     ----------
                                                                     $  960,515
                                                                     ==========

     Current liabilities                                             $  270,295
     Equity, advances and notes
       payable to shareholders                                          690,220
                                                                     ----------
                                                                     $  960,515
                                                                     ==========


     Net revenues                          $  74,750                 $   91,424
                                           =========                 ==========

     Net operating loss                    $(147,115)                $ (368,198)
                                           =========                 ==========


      CONSOLIDATED INTERNATIONAL SUBSIDIARIES

      The following is a summary of operating results for the three international consolidating subsidiaries which are included in the Company's consolidated financial statements:


                                         For the Three Months Ended             For the Six Months Ended
                                      June 30, 1996    June 30, 1995          June 30, 1996  June 30, 1995
                                      -------------    -------------          -------------  -------------
Net viewer revenues                     $  25,546       $ 325,657               $  25,546      $  645,420
Advertising and other revenues              9,300          84,325               $  14,300      $  138,439
                                        ---------       ---------               ---------      ----------
                                           34,846         409,982               $  39,846      $  783,859
                                        ---------       ---------               ---------      ----------

Affiliate fees, site costs, and
      telephone services                $  15,814       $ 191,377               $  27,528      $  293,168
Distribution, general and
      administrative                    $ 225,288       $ 393,729               $ 363,467      $  811,806
Depreciation and amortization              25,392          76,611                  34,127         144,831
Interest expense                                0             889                       0          41,057
                                        ---------       ---------               ---------      ----------
                                        $ 266,494       $ 662,606               $ 425,122      $1,290,862
                                        ---------       ---------               ---------      ----------

Net Loss                                $(231,648)      $(252,624)              $(385,276)     $ (507,003)
                                        =========       =========               =========      ==========

      Note - The 1995 activity consists of operations from VJNIL only. The three new subsidiaries were not yet active in the second quarter of 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.

For the quarter ended June 30, 1996, the Company realized a consolidated net loss of $(864,177) compared to consolidated net income of $490,231 for the quarter ended June 30, 1995. Domestic net loss exclusive of international developmental costs and charges for any international operations for the quarter ended June 30, 1996 was approximately $(176,000) as compared with a domestic net loss of $(377,000) for the same prior year period. In the consolidated financial statements for the quarter ended June 30, 1996, the Company recognized $(688,000) in losses from corporate international departmental expenditures and subsidiary international operations ($481,000 in consolidated operations and $207,000 through the equity method), while the Company recognized $868,000 in income from international operations (all consolidated) for the same prior year period, which included a gain of $1,354,000 recognized from the sale of 50% interest in VJNIL, the Company's United Kingdom subsidiary.

All viewer, advertising and other call revenues resulted from the distribution of THE BOX. Net viewer revenues decreased $373,000 from $3,050,000 to $2,677,000 or 12.2% for the three months ended June 30, 1996 as compared with the same prior year period. The majority of this decrease resulted from the loss of ten boxes in the New York City market which occurred on January 2, 1996 when a large cable company elected to discontinue its affiliation with the Company's programming service. The Company had installed 10 box units to serve that cable system, which totaled approximately 904,000 cable subscribers. The New York City system produced approximately $347,000 in gross viewer revenues and a gross margin contribution after affiliate fees and direct costs associated with operating the 10 boxes of approximately $289,000 for the quarter ended June 30, 1995. In February 1996, in order to compensate for the lost cable subscribers, the Company began additional transmission of its programming by adding a third low power broadcast station in the New York City area to the two that were already broadcasting the Company's programming. The Company believes that the three low power television stations reach approximately 3.8 million households in the New York City area. Unless the Company is able to renew its affiliation with the New York City cable system, or the system is replaced with comparable levels of subscribers at other systems, the annualized loss of gross margin contribution after affiliate fees and direct costs in 1996 from these New York City cable systems is anticipated to be approximately $617,000. The Company additionally delaunched four boxes (approximately 126,000 cable subscribers) in the Detroit market on June 3, 1996 when another cable company elected to discontinue its affiliation with the Company's programming service. While the financial impact in the second quarter of 1996 was less than $20,000, unless the Company is able to renew its affiliation with the Detroit cable system, the expected annualized loss of gross margin contribution after affiliate fees and direct costs in 1996 is expected to be approximately $285,000, unless the system is replaced with comparable subscribers at other systems. The cable operator removed the programming at the request of the local franchise authority. While it cannot be assured that all launches will occur, this same multiple cable system operator has tentative plans to launch over 300,000 cable subscribers in three systems during the remainder of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

The remaining domestic boxes produced approximately $68,000 more in gross viewer revenues during second quarter of 1996 as compared with the same prior year quarter. The Company has continued to improve the domestic viewer revenues generated per box from average monthly gross viewer revenues of $9,670 per box in the quarter ended June 30, 1995 to average monthly gross viewer revenues of $9,916 per box in the quarter ended June 30, 1996, a 2.5% increase. Management believes that this improvement is due primarily to the continued broadening of the type of music videos available and of the launching of the digital box in twenty markets as of June 30, 1996. The digital box, due to its virtually instantaneous back-to-back play of videos, can play more videos in each broadcast hour than could the analog tape machine and laser disc player technology.

A further factor in the decrease in net viewer revenues is that gross viewer revenues generated from the United Kingdom were consolidated for only the first half of 1995, while the United Kingdom subsidiary was majority owned. When the Company became a 50% owner of this United Kingdom subsidiary on June 30, 1995, it began to account for all financial results from United Kingdom operations utilizing the equity method of accounting. As a result, United Kingdom viewer revenues were included in the Company's net viewer revenues for the quarter ended June 30, 1995, totaling $326,000, while for the quarter ended June 30, 1996, no United Kingdom viewer revenues were included in the Company's consolidated net viewer revenues total.

The final element of the net revenues decrease is the change in chargebacks. Viewer revenues are adversely affected by customers who deny having made music video requests on THE BOX, which result in chargebacks of such calls to the Company for the Company's telephone service providers. In an effort to reduce chargebacks from telephone companies due to such customers, the Company is in the second year of implementation of call blocking for previous non-paying customers and credit limitations for all participants in the Company's interactive process. The information necessary to institute these procedures had not been previously available from the Company's telephone service provider. With nearly two years of these procedures undertaken, the Company has seen the amount of chargebacks reduced by $133,000, from $523,000 for the quarter ended June 30, 1995 to $390,000 for the quarter ended June 30, 1996 primarily due to these procedures and to a lesser extent due to lower gross viewer revenues. To further reduce chargebacks and decrease telecommunications charges, beginning in January 1996 the Company introduced a new program to allow customers to directly purchase on a prepaid basis. In addition to generating additional viewer revenues from customers since they may then exceed the monthly credit limits, this program has also been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. $372,000 in revenue was generated from this program for the quarter ended June 30, 1996. Revenues from this program are recognized only as videos are selected, while prepaid customer account balances are included in current liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

Advertising sales and other revenues increased from $1,783,000 for the second quarter of 1995 to $2,937,000 for the same current year period. The increase resulted from improved performance in most categories of advertising: national sales were up 218.1% for second quarter of 1996 as compared with the same prior year period and direct response advertising increased by 47.6% from 1995 to 1996. Advertising sales from the record industry and radio sponsorships were down 27.1% for the second quarter of 1996 as compared to the same prior year period due to lower advertising by certain labels due to delayed releases on new music product by several labels and the Company's concentration on obtaining advertising from rock, pop and alternative music label sources. While it cannot be assured that all advertising booked will result in revenue to the Company, over $3 million in advance bookings have been
committed for third and fourth quarters 1996 at this date.   Advertising
revenue generated from the United Kingdom in the amount of $84,000 is included in the second quarter of 1995 (when it was consolidated), while no amount is included for the same period in the current year (accounted for on the equity method). Miscellaneous income for the second quarter of 1996 totaled approximately $211,000 which consisted of contests and promotions sponsorship revenue ($130,000); merchandise revenues from the Company's retail store location in Miami Beach ($49,000); and license fees related to the Company's United Kingdom operations, affiliate programming fees paid by certain operators to the Company and other miscellaneous revenue ($32,000). Miscellaneous income for the same period for 1995 totaled $41,000.

Expenses for affiliate fees, site costs and telephone services were 60.6% and 42.9% of net viewer revenue for the quarters ended June 30, 1996 and 1995, respectively. The increase in expenses between the quarters ended June 30, 1996 and 1995 was approximately $315,000. The increase was primarily due to an increase in domestic cable affiliation fees of $134,000. During second quarter 1995, an adjustment of $140,000 was made related to cable affiliate fees previously accrued pending final renegotiated reduced fee contract documentation. This adjustment, offset by slightly lower affiliation fees for boxes operating in second quarter 1995, resulted in the $134,000 increase from the second quarter 1995 to the current year period. The Company also experienced an increase in low power television affiliation and site cost fees of approximately $150,000 due to new launches of LPTV affiliated boxes. Telephone services increased by $79,000, due mostly to implementation in the second quarter of 1996 of a VSAT communication system intended to be used as the primary communication method associated with the rollout of the new digital box. Once fully rolled out, this system of communication is expected to reduce telephone services costs as a percentage of net viewer revenues. The second quarter of 1996 also includes $127,000 for satellite uplink charges paid to a non-related third party. There is no similar item included in telephone services in 1995, when this service was provided by a related party. International expenses for affiliate fees, site costs and telephone services was $175,000 lower for the second quarter of 1996 as compared to the second quarter of 1995 due to new international operations expense in 1996 of $16,000, as offset by $191,000 in consolidated United Kingdom operations expenditures in the second quarter of 1995, with no comparable amount included for the same period in the current year (accounted for on the equity method).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

Distribution, general and administrative expenses for the quarter ended
June 30, 1996 increased by approximately $705,000 from $3,549,000 for the second quarter of 1995 to $4,254,000 for the second quarter of 1996. A majority of the increase, $458,000, resulted from additional staffing for affiliate sales, advertising sales, marketing (both consumer and radio affiliation), production and operations. In order to develop additional transactional and advertising revenues, personnel who could produce sales, develop marketing and promotional tie-ins, create the related programming requirements and support expanded programming distribution were added in late 1995 and first quarter 1996. Additionally, staff has been added for development and implementation of the digital box. In order to increase industry awareness of the Company's programming, industry trade event participation and related sales calls have been increased, resulting in increased travel and entertainment expenses and related sales premiums and materials production and on-air promotions and marketing expenditures were undertaken to increase consumer viewing levels, in total increasing these costs by approximately $132,000 in the second quarter of 1996 as compared with the same prior year period.

The increased national and direct response advertising sales revenues for the second quarter of 1996 as compared with 1995 resulted in higher agency commissions of approximately $189,000 in the current year period. Other administrative expenses which have increased in the second quarter of 1996 as compared with 1995 include: fees for an investor relations firm ($18,000), increased legal expenses due to increased legal activity associated with the terminated Liberty Media transaction ($24,000), higher insurance costs associated with the Company's South Beach office location and increased equipment levels ($30,000) and costs related to merchandise sold at the
Company's retail store ($9,000).   The Company experienced a net increase of
$19,000 in rent for changes in office space charges for non-related party leases at our headquarter and satellite locations. Further, 1996 rent was higher due to a reclassification of $79,000 in the second quarter of 1995 financials, which reclassified rent incurred for the first quarter of 1995 from distribution, general and administrative expense to related party expense.

Costs related to production and disc and tape preparation were lower in the second quarter of 1996 as compared with 1995 by approximately $24,000 due to lower production expenditures for on-air contests and promotions during the current year. Savings were realized in telecommunications expense due to switching long distance carriers and the elimination of monitoring United Kingdom box units in the field, primarily resulting in a $11,000 reduction in expense in the current year period as compared with the second quarter of 1995. Due to the elimination of any advertising sales representation by an outside agency, there were no commissions to such agencies in the second quarter of 1996, as compared to $8,000 incurred in the same period of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

Expenditures for affiliate marketing support decreased by $52,000, in accordance with the terms of the renegotiated and all new affiliation agreements, and consulting expense decreased by $16,000. Investment spending for the development of international operations for the quarter ended June 30, 1996 was $258,000 higher than the same prior year period, offset by United Kingdom distribution, general and administrative expenses of $400,000 included in the quarter ended June 30, 1995 (consolidated), while no comparable amount is included for the same period in the current year (accounted for on the equity method).

Expenditures for satellite transponder, rent and management fees paid to related parties decreased to approximately $150,000 for the second quarter of 1996 as compared to $500,000 for the second quarter of 1995, a reduction of $350,000. The major part of the reduction relates to $233,000 in lower expenditures for the satellite transponder and service fees paid to transmit the Company's satellite programming service. During February 1995, the Company switched its satellite signal from analog to digital, thereby reducing the monthly charge from $200,000 for January 1995 to $155,000 for February and $110,000 for March 1995. Then, beginning May 1, 1995, the Company paid $73,500 per month for transponder and uplink services. The Company has terminated its satellite agreement with its related party, StarNet, Inc. effective April 1996. A new three-month transitional agreement has been signed with WTCI, a subsidiary of Tele-Communications, Inc. The Company, beginning in April 1996, is broadcasting from Hughes Satellite's Galaxy 7, transponder 13 at a transponder and uplink service charge of $42,500 per month. A long term agreement is under negotiation with WTCI with monthly charges which are anticipated to be no more than the Company is currently paying.

Consulting fees of approximately $34,500 were incurred in the second quarter 1995 related to payments made to one of the Company's principal shareholders for reimbursement of the salary and benefits of an Island Trading Company, Inc. ("Island") employee utilized by the Company. This employee was hired directly by the Company in October 1995, so no comparable expense for second quarter 1996 exists. During the second quarter of 1996, a reduction of $82,500 in related party rent expense was recognized as the Company incurred rental expense payable to Island for its new corporate headquarters of approximately $126,000 in second quarter 1996, as compared to $208,500 recorded in the second quarter of 1995 ($129,000 for second quarter of 1995 rent, and $79,500 in rent recorded in the second quarter financials which represents related party rent incurred for the first quarter of 1995 which was reclassified from rent to a related party classification in second quarter
1995).

Depreciation and amortization expenses for the quarter ended June 30, 1996 decreased by approximately $61,000 from the comparable prior year period due to a significant amount of the Company's box units becoming fully depreciated after second quarter of 1995. Depreciation related to new acquisitions during second quarter 1996 have yet to exceed such levels to offset these fully depreciating assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)


Stock and warrant compensation, a non-cash expenditure, decreased by approximately $67,000 for the quarter ended June 30, 1996 as compared to the same prior year period. This decrease was due to no new issuance of stock options at an exercise price lower than the market price on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1995.

For the six months ended June 30, 1996, the Company realized a consolidated net loss of $(2,087,071) compared to a consolidated net loss of $(432,888) for the six months ended June 30, 1995. Domestic net loss exclusive of international developmental costs and charges for any international operations for the six months ended June 30, 1996 was approximately $(693,000) as compared with a domestic net loss of $(1,032,000) for the same prior year period. In the consolidated financial statements for the six months ended June 30, 1996, the Company recognized $(1,395,000) in losses from corporate international departmental expenditures and subsidiary international operations ($941,000 in consolidated operations and $454,000 through the equity method), while the Company recognized $600,000 in income from international operations (all consolidated) for the same prior year period which included a gain of $1,354,000 recognized from the sale of 50% interest in VJNIL, the Company's United Kingdom subsidiary.

All viewer, advertising and other call revenues resulted from the distribution of THE BOX. Net viewer revenues decreased $780,000 from $6,236,000 to $5,456,000 or 12.5% for the six months ended June 30, 1996 as compared with the same prior year period. The majority of this decrease resulted from the loss of ten boxes in the New York City market which occurred on January 2, 1996 when a large cable company elected to discontinue its affiliation with the Company's programming service. The Company had installed 10 box units to serve that market, which totaled approximately 904,000 cable subscribers. The New York City systems produced approximately $689,000 in gross viewer revenues and a gross margin contribution after affiliate fees and direct costs associated with operating the 10 boxes of approximately $353,000 for the six months ended June 30, 1995. In February 1996, in order to compensate for the delaunched cable subscribers, the Company began additional transmission of its programming by adding a third low power broadcast station in the New York City area to the two that were already broadcasting the Company's programming. Unless the Company is able to renew its affiliation with the New York City cable system, or replace these delaunched subscribers with new subscribers at comparable cable systems, the annualized loss of gross margin contribution after affiliate fees and direct costs in 1996 from these New York cable systems is anticipated to be approximately $617,000. The Company additionally removed four boxes (approximately 126,000 cable subscribers) in the Detroit market on June 3, 1996 when another cable company elected to discontinue its affiliation with the Company's programming service. While the financial impact in the first half of 1996 was immaterial, unless the Company is able to renew its affiliation with the Detroit cable system, or replace the delaunched cable subscribers with new cable systems, the annualized loss of gross margin contribution after affiliate fees and direct costs in 1996 is anticipated to be approximately $285,000.

The remaining domestic boxes produced approximately $63,000 more in gross viewer revenues during first half of 1996 as compared with the same prior year quarter. The Company has continued to improve the domestic viewer revenues generated per box from average monthly gross viewer revenues of $9,851 per box in the six months ended June

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

30, 1995 to average monthly gross viewer revenues of $10,255 per box in the six months ended June 30, 1996, a 4.1% increase. Management believes that this improvement is due primarily to the continued broadening of the type of music videos available and the launching of the more efficient digital box in twenty markets.

A further factor in the decrease in net viewer revenues is that gross viewer revenues generated from the United Kingdom were consolidated for only the first half of 1995, while the United Kingdom subsidiary was majority owned. When the Company became a 50% owner of this United Kingdom subsidiary on June 30, 1995, it began to account for all financial results from United Kingdom operations utilizing the equity method of accounting. As a result, United Kingdom viewer revenues were included in the Company's net viewer revenues for the six months ended June 30, 1995, totaling $645,000, while for the six months ended June 30, 1996, no viewer revenues were included in the Company's consolidated net viewer revenues total.

The final element of the net revenues decrease is the change in chargebacks. Viewer revenues are adversely affected by customers who deny having made music video requests on THE BOX. In an effort to reduce chargebacks from telephone companies due to such customers, the Company is in the second year of implementation of call blocking for previous non-paying customers and credit limitations for all participants in the Company's interactive process. The information necessary to institute these procedures had not been previously available from the Company's telephone service provider. With implementation for nearly two years of these procedures, the Company has seen the amount of chargebacks reduced by $282,000, from $1,134,000 for the six months ended June 30, 1995 to $851,000 for the six months ended June 30, 1996. To further reduce chargebacks and decrease telecommunications charges, beginning in January 1996 the Company introduced a new program to allow customers to establish a prepaid account for the selection of videos. In addition to generating additional viewer revenue from customers who would have previously been blocked due to credit limits, this program has been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. $593,000 in revenue was generated from this program for the six months ended June 30, 1996. Revenues from this program are recognized only as videos are selected, while prepaid account balances are included in current liabilities.

Advertising sales and other revenues increased from $3,413,000 for the first half of 1995 to $4,995,000 for the same current year period, an increase of $1,582,000. The increase resulted from improved performance in most categories of advertising: national sales were up 166.5% for the first half of 1996 as compared with the same prior year period and direct response advertising increased by 82.3% from 1995 to 1996. Advertising sales from the record industry and radio sponsorships were down 27.7% for the first half of 1996 as compared to the same prior year period due to lower advertising by certain labels who had delays in new product releases and due to concentrated efforts by the sales staff to improve advertising participation by non-urban labels. Advertising revenue generated from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

the United Kingdom in the amount of $138,000 is included in the first half of 1995 (when it was consolidated), while no amount is included for the same period in the current year (accounted for on the equity method). Miscellaneous income for the first half of 1996 totaled approximately $274,000 which consisted of contests and promotions sponsorship revenue ($130,000); merchandise revenues from the Company's retail store location in Miami Beach ($62,000); and license fees related to the Company's United Kingdom operations, affiliate programming fees paid by certain operators to the Company, and other miscellaneous revenue ($82,000). Miscellaneous income for the same period for 1995 totaled $128,000, including approximately $87,000 of income recognized on the sale of certain LPTV assets and no revenue related to promotions or merchandise.

Expenses for affiliate fees, site costs and telephone services were 55.6% and 49.8% of net viewer revenues for the six months ended June 30, 1996 and 1995, respectively. The net decrease in expenses between the six months ended June 30, 1996 and 1995 was approximately $74,000. This decrease was primarily due to reduced domestic cable affiliation fees of approximately $231,000 from the second quarter 1995 to second quarter 1996 which was the result of the net effect of lower affiliation fees in 1996 due to the carriage loss of a cable company's New York systems, as offset by an adjustment in 1995 to recognize the effects of renegotiation of the cable agreements for the Company's two largest multiple system operators. The Company also experienced an increase in low power television affiliation and site cost fees of approximately $216,000 due to new launches of LPTV affiliated boxes, with fees totaling $183,000 for the new LPTV station in New York City for the first half of 1996. Telephone services increased by $79,000, due mostly to implementation in the second quarter of 1996 of a VSAT communication system intended to be used as the primary communication method associated with the rollout of the new digital box. Once fully rolled out, this system of communication is expected to reduce telephone services costs as a percentage of net viewer revenue. The first half of 1996 also includes $127,000 for satellite uplink to a non-related third party. There is no similar item included in telephone services in 1995, when this service was provided by a related party. International expenses for affiliate fees, site costs and telephone services was $265,000 lower for the first half of 1996 as compared to the first half of 1995 due to new international operations expense in 1996 of $28,000, as offset by $293,000 in consolidated United Kingdom operations expenditures in the first half of 1995, with no comparable amount included for the same period in the current year (accounted for on the equity method).

Distribution, general and administrative expenses for the six months ended June 30, 1996 increased by approximately $1,522,000 from $6,664,000 for the first half of 1995 to $8,186,000 for the first half of 1996. A majority of the increase, $851,000, resulted from additional staffing for affiliate sales, advertising sales, marketing (both consumer and radio affiliation), production and operations. In order to develop additional transactional and advertising revenues, personnel who could produce sales, develop marketing and promotional tie-ins, create the related programming requirements and support expanded

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

programming distribution were added in late 1995 and first half 1996. Additionally, staff has been added for development and implementation of the digital box. In order to increase industry awareness of the Company's programming, industry trade event participation and related sales calls have been increased, resulting in increased travel and entertainment expenses. Further, related sales premiums and materials production and on-air promotions and marketing expenditures were undertaken to increase consumer viewing levels, in total increasing these costs by approximately $375,000 in the first half of 1996 as compared with the same prior year period. Costs related to production and disc and tape preparation were higher in the first half of 1996 as compared with 1995 by approximately $25,000 due to the increased production of laser discs for music videos, creating more space on tapes needed for increased advertising content.

The increased national and direct response advertising sales revenues for the first half of 1996 as compared with 1995 resulted in higher advertising agency commissions of approximately $299,000 in the current year period. Due to the elimination of any advertising sales representation by an outside agency, there were no commissions to such agencies in the first half of 1996, as compared to $8,000 incurred in the same period of 1995. Other administrative expenses which have increased in the first half of 1996 as compared with 1995 include: fees for an investor relations firm ($36,000), increased legal expenses due to increased legal activity related to the terminated Liberty Media transaction ($16,000), higher insurance costs related to increased equipment levels and the Company's South Beach office location ($37,000), increased marketing expenditures related to development of affiliate sales materials and new trade advertising materials ($64,000), higher state and local taxes due to more operating locations ($35,000) and costs related to merchandise sold at the Company's retail store ($16,000). The Company experienced a net increase of $96,000 in rent for changes in office space at our headquarter and satellite locations. Investment spending for the development of international operations for the six months ended June 30, 1996 was $647,000 higher than the same prior year period, offset by United Kingdom distribution, general and administrative expenses of $772,000 included in the six months ended June 30, 1995 (consolidated), while no comparable amount is included for the same period in the current year (accounted for on the equity method).

Savings were realized in telecommunications expense due to switching long distance carriers and the elimination of monitoring United Kingdom box units in the field, primarily resulting in a $79,000 reduction in expense in the current year period as compared with the first half of 1995. Expenditures for affiliate marketing support decreased by $103,000 in accordance with terms of new and renegotiated affiliation agreements, and miscellaneous other expenses had a net decrease of $13,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

Expenditures for satellite transponder, rent and management fees paid to related parties decreased to approximately $495,000 for the first half of 1996 as compared to $1,012,000 for the first half of 1995, a reduction of $517,000. The major part of the reduction relates to $477,000 in lower expenditures for the satellite transponder and service fees paid to transmit the Company's satellite programming service. During February 1995, the Company switched its satellite signal from analog to digital, thereby reducing the monthly charge from $200,000 for January 1995 to $155,000 for February and $110,000 for March 1995. Then, beginning May 1, 1995, the Company paid $73,500 per month for transponder and uplink services. The Company has terminated its satellite agreement with StarNet, Inc. effective April 1996. A new three-month transitional agreement has been signed with WTCI, a subsidiary of Tele-Communications, Inc. The Company, beginning in April 1996, is broadcasting from Hughes Satellite's Galaxy 7, transponder 13 at a transponder and uplink service charge of $42,500 per month. A long term agreement is under negotiation with WTCI which is anticipated to result in monthly transponder and uplink charges at no more than the current monthly price.

Consulting fees of approximately $80,000 were incurred in the first half of 1995 related to payments made to one of the Company's principal shareholders for reimbursement of the salary and benefits of an Island Trading Company, Inc. ("Island") employee utilized by the Company. This employee was hired directly by the Company in October 1995, so no comparable expense for the first six months of 1996 exists. During the first half of 1996, an increase of $40,000 in related party rent expense was realized as the Company incurred rental expense payable to Island for its new corporate headquarters of approximately $250,000, for the first six months of 1996 as compared to $210,000 recorded in the first half of 1995.

Depreciation and amortization expenses for the six months ended June 30, 1996 decreased by approximately $175,000 from the comparable prior year period due to a significant amount of the Company's box units becoming fully depreciated after first half of 1995. Depreciation related to new acquisitions during the first six months of 1996 has not exceeded the level necessary to offset fully depreciating assets.

Stock and warrant compensation, a non-cash expenditure, decreased by approximately $135,000 for the six months ended June 30, 1996 as compared to the same prior year period. This decrease was due to no new issuance of stock options at an exercise price lower than the market price on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 1.59 to
1.00 at June 30, 1996 as compared to 3.17 to 1.00 at June 30, 1995. At June 30, 1996, the Company's current assets exceeded its current liabilities by approximately $2,111,000.

The Company continues to use the proceeds from 1994 financing transactions which provided the Company with $9 million in gross proceeds before transactional expenses to: (i) expand the distribution of the Company's programming by constructing and installing additional box units; (ii) advertise, market and promote the Company's programming including the staffing of a larger and more experienced cable affiliate sales staff; (iii) research, develop, maintain and improve the Company's software and equipment including the development of the digital box; (iv) fund working capital; and (v) purchase technical equipment for programming production. Although there can be no assurances, management believes that expansion of the distribution of the Company's programming will lead to increased advertising and viewer revenues and will enable the Company to more efficiently utilize fixed cost expenditures. The Company's internally developed digital box allows operational advantages but is more significantly important due to the sales and marketing advantages of purely localized programming and advertising by specific box location that is not currently feasible with the Company's analog technology. Additional financing will be needed in order for the Company to achieve its goal of significantly expanding the distribution of its programming to a level which will allow the Company to operate profitably, including the redeployment of digital boxes in all programming locations. There can be no assurance that financing will be available on terms satisfactory to the Company nor that expanded distribution of its programming will result in additional advertising sales or higher viewership.

Management has and will continue to undertake several operational measures in an effort to continue to improve the Company's liquidity and cash flow position. In 1995, the Company completed the renegotiation of affiliation agreements with the two largest multiple system operators. While considerable savings have resulted from the renegotiation of these agreements and all new agreements are signed at these similar reduced monthly guaranteed affiliation payments, it is not known if the Company may be required to increase such affiliation fees in order to renew affiliation with the delaunched New York City systems.

Upon full implementation of the digital box, the Company will save approximately $82,000 in operating costs per month, or annual savings of $984,000. Only partial savings will be realized if the Company does not obtain the funds necessary to completely distribute its programming to new digital box locations, including the redeployment of digital boxes at current analog boxes. Chargebacks of the Company's phone call revenue have been significantly reduced by blocking requests of viewers who have a history of denying having made music video requests and applying credit limits on customer accounts. As the Company obtains additional information about its customer base and improves upon the time taken by the Company's phone provider to report denied payments, the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

believes it will be able to continue to reduce chargebacks further. With the implementation of the new prepaid video program, the Company also anticipates reduced chargebacks, reduced transportation and telecommunications expenses as well as elimination of the eight percent billing fee imposed on all gross transactional revenue handled by the Company's current telephone service provider. The Company is also reviewing the use of other telephone service providers as well as the possibility of handling all transactional calls through its own telephone system. While exact cost savings are not known, and cannot be assured, significant savings would be expected if such a complete transfer were to occur.

Advertising revenues have been increasing every quarter over the previous year's quarter since the Company's sales efforts began. To continue this trend, the Company has continued using record label promotions and national advertising account value added promotions such as the 96 Dayz of Summer fourteen week promotion. With increased distribution and the overall impact of the Company's programming, rates for all time segments, including prime time, have increased as a response to demand.

During the six months ended June 30, 1996, the Company spent approximately $2,706,000 on the development of the digital box, enhancements to its in-house computer system, furniture and tenant improvements for the additional new
corporate office location, and digital box equipment.   The Company believes
that the newly developed technology known as the digital box is a critical element of the Company's future. The marketing advantages provided by the digital box will allow enhanced localized programming and advertising plus programming improvements through enhanced audio and video quality, superior graphic quality, consumer friendly responsiveness (such as nearly immediate video play), and the operational efficiencies such as reduction of expenses associated with the manual process of tapes, discs, weekly change outs of music product and limited availability for advertising, all move the Company towards deploying the digital box in replacement of all boxes if adequate financing is obtained. Initially, the Company plans to replace all current analog boxes at cable installations, four low power stations including the three New York City low power stations, plus launch all new cable distribution with the digital box. It is expected that this deployment will cost the Company approximately $3 million. In order to continue with this deployment, additional funding will be required to complete full implementation of the digital box. There can be no assurance that financing will be available on terms satisfactory to the Company nor that this new technology will result in additional distribution, additional advertising sales or higher viewership.

In February 1996, the Company entered into a five-year agreement with an unaffiliated party to purchase satellite receiving equipment and satellite transponder time for sending digitized video segments from the Company's headquarters to the various box unit locations at cable head end and broadcast station sites. The minimum cash commitment of the Company under this agreement is approximately $1.9 million, of which $319,000 has already been paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

In the six months ended June 30, 1996, the Company incurred expenses totaling approximately $560,000 in its international expansion program, along with a contribution of cash and equipment totaling $789,000 expended directly for the newly launched Holland and Box Worldwide - Europe operations and $220,467 for the initiation of operations related to licensing affiliations in Argentina and Venezuela, Peru and Chile. The Company has determined that unless additional financing is obtained, no further international expansion beyond the United Kingdom, Aruba (a satellite delivered service), Holland, Argentina, Venezuela, Peru and Chile will be possible, at least for the immediate future.



PART 11: OTHER INFORMATION

ITEM 6.      EXHIBITS

Exhibit 27 - Financial Data Schedule (for SEC use only)

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VIDEO JUKEBOX NETWORK, INC.
                                           -----------------------------------
                                           (REGISTRANT)




Date: August 12, 1996                  By: /s/ Alan McGlade
                                           -------------------------------------
                                           Alan McGlade
                                           President and Chief Executive Officer





Date: August 12, 1996                  By: /s/ Luann M. Hoffman
                                           -------------------------------------
                                           Luann M. Hoffman
                                           Chief Financial and
                                             Administrative Officer