Form 10QSB
period 1996-09-30
VIDEO JUKEBOX NETWORK INC
filed 1996-11-14
CIK 803266

        ------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

         Class                                Number of Shares Outstanding
                                                  on November 12, 1996
Common Stock, Par Value $.001 Per Share               24,001,781
Transitional Small Business Disclosure Format:        Yes     No  X
                                                          ---    ---

                          VIDEO JUKEBOX NETWORK, INC.

                                     INDEX

PART I           FINANCIAL INFORMATION                                      PAGE
         Item 1  Financial Statements


                 Consolidated Balance Sheet at September 30,
                 1996 (Unaudited)                                             3

                 Consolidated Statements of Operations for the
                 Three Months and Nine Months ended September
                 30,1996 and 1995 (Unaudited)                                 4

                 Consolidated Statements of Cash Flows for the
                 Nine Months ended September 30, 1996 and
                 1995 (Unaudited)                                             5


                 Notes to Financial Statements                                6


         Item 2  Management's Discussion and Analysis or
                 Plan of Operation                                           10


PART II          OTHER INFORMATION

         Item 4  Submission of Matters to a Vote of Security
                 Holders                                                     24

         Item 5  Other Information                                           25

         Item 6  Exhibits                                                    28


SIGNATURES                                                                   29

                          VIDEO JUKEBOX NETWORK, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                           SEPTEMBER, 30,
                                                                1996
                                                           --------------
ASSETS:
-------

CURRENT ASSETS
  Cash and cash equivalents                                 $  1,888,570
  Accounts receivable, less allowances for chargebacks
     and doubtful accounts of $1,126,580                       1,586,244
  Receivable from officer                                          7,178
  Prepaid expenses and other                                     608,236
                                                            ------------

         TOTAL CURRENT ASSETS                                  4,090,228
                                                            ------------

RECEIVABLE FROM OFFICER - LONG TERM                              101,462

PROPERTY AND EQUIPMENT, NET                                    5,812,101

DEFERRED COSTS AND OTHER ASSETS, NET                           1,277,935

INVESTMENT IN AND ADVANCES TO
             UNCONSOLIDATED SUBSIDIARIES                         635,421
                                                            ------------

         TOTAL ASSETS                                       $ 11,917,147
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES
  Accounts payable                                          $  1,320,727
  Accrued expenses                                             2,391,830
                                                            ------------

                   TOTAL CURRENT LIABILITIES                   3,712,557
                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   8% Cumulative convertible preferred
      stock, $1.00 par value, 200,000 shares
      authorized, none issued                                          -
   Common stock, $.001 par value,
      40,000,000 shares authorized, 24,001,781
      shares issued and outstanding                               24,002

    Additional paid in capital                                30,238,761

    Accumulated deficit                                      (22,011,298)
    Cumulative foreign currency translation loss                 (46,875)
                                                            ------------

         TOTAL STOCKHOLDERS' EQUITY                            8,204,590
                                                            ------------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                           $ 11,917,147
                                                            ============

         See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER, 30,   SEPTEMBER, 30,        SEPTEMBER, 30,    SEPTEMBER, 30,
                                                     1996              1995                  1996               1995
                                                 ------------------------------         --------------------------------
REVENUES
    Net viewer revenues                          $  2,332,352       $ 2,989,477         $  7,788,713         $ 9,225,995
    Advertising and other revenues                  2,612,612         2,973,827            7,608,018           6,387,261
                                                 ------------       -----------         ------------         -----------
                                                    4,944,964         5,963,304           15,396,731          15,613,256
    Gain on sale of interest in subsidiary                  0            22,823                    0           1,376,899
    Interest income                                    58,095           166,919              252,252             388,050
                                                 ------------       -----------         ------------         -----------
                                                    5,003,059         6,153,046           15,648,983          17,378,205
                                                 ------------       -----------         ------------         -----------

COSTS AND EXPENSES
  Affiliate fees, site costs and
    telephone service                               1,721,268         1,512,867            4,754,438           4,619,861
  Distribution, general and
    administrative                                  3,827,125         3,398,339           12,012,866          10,062,326
  Satellite transponder, rent  and management
    fees paid to related parties                      125,190           480,373              620,570           1,492,432
  Depreciation and amortization                       379,913           237,307              944,282             976,028
  Stock and warrant compensation                            0            67,305                    0             201,914
  Interest                                                  0                 0                    0               1,677
                                                 ------------       -----------         ------------         -----------
                                                    6,053,496         5,696,191           18,332,156          17,354,238
                                                 ------------       -----------         ------------         -----------

INCOME (LOSS) BEFORE INCOME
TAXES  AND INTEREST IN LOSS
OF UNCONSOLIDATED SUBSIDIARIES                     (1,050,437)          456,855           (2,683,173)             23,967

INCOME TAX  EXPENSE                                   (15,424)                0              (15,424)                  0
                                                 ------------       -----------         ------------         -----------

INCOME (LOSS) BEFORE  INTEREST IN LOSS OF
UNCONSOLIDATED SUBSIDIARIES                        (1,035,013)          456,855           (2,667,749)             23,967

INTEREST IN LOSS OF UNCONSOLIDATED
     SUBSIDIARIES                                     (41,033)          (42,130)            (495,368)            (42,130)
                                                 ------------       -----------         ------------         -----------

NET  INCOME (LOSS)                               $ (1,076,046)      $   414,725         $ (3,163,117)        $   (18,163)
                                                 ============       ===========         ============         ===========

Net income (loss) per common share               $      (0.04)            $0.02         $      (0.13)        $     (0.00)
                                                 ============       ===========         ============         ===========

Weighted average number of
  common shares outstanding                        24,001,129        23,903,748           23,967,566          23,751,628
                                                 ============       ===========         ============         ===========


  See Notes to Financial Statements

                          VIDEO JUKEBOX NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER, 30,    SEPTEMBER, 30,
                                                                                1996             1995
                                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (3,163,117)     $    (18,163)
  Adjustments to reconcile net loss to net
    cash provided by  (used in) operating activities:
     Depreciation and amortization                                               944,282           976,028
     Gain on sale of interest in subsidiary                                            0        (1,376,899)
     Interest in loss of unconsolidated subsidiary                               495,368           (42,130)
     Provision for bad debts and estimated chargebacks                            45,037                 0
     Stock and warrant compensation and amortization                                   0           201,914
     Change in assets and liabilities:
       Decrease (increase) in accounts receivable                              1,085,842          (639,507)
       (Increase) decrease in prepaid expenses, deferred costs and
         other assets                                                           (615,693)           25,696
       Increase (decrease) in accounts payable and accrued expenses              448,708          (191,662)
       Decrease in amount due from subsidiaries                                        0           (16,784)
       Minority interest in loss of subsidiary                                         0            84,670
                                                                            ------------      ------------

  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (759,573)         (996,837)
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash received from sale of interest in subsidiary                                0         1,630,398
  Capital expenditures                                                        (3,654,392)       (1,964,680)
  Disposal of fixed assets                                                        99,177                 0
  Increase in investment in and advances to unconsolidated subsidiaries         (479,937)          (24,245)
                                                                            ------------      ------------
  NET CASH USED IN INVESTING ACTIVITIES                                       (4,035,152)         (358,527)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                      7,500            45,332
  Payments of short-term borrowings                                                    0              (865)
                                                                            ------------      ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                        7,500            44,467
                                                                            ------------      ------------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (36,607)           79,087
                                                                            ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (4,823,832)       (1,231,810)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               6,712,402         8,018,010
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  1,888,570      $  6,786,200
                                                                            ============      ============

    Stock issued for purchase of minority interest in subsidiary            $          0      $    267,188
                                                                            ============      ============

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

         Unconsolidated Subsidiaries

         VJNIL --- In September 1991, Video Jukebox Network International Limited ("VJNIL"), which began operations in 1992, was founded in the United Kingdom to develop and launch a United Kingdom version of the Company's music video television programming. The Company had beneficially owned 91% of the outstanding common stock of VJNIL from inception through June 29, 1995. On June 30, 1995, the Company purchased the remaining nine percent of VJNIL from its minority shareholder in exchange for 225,000 shares of the Company's common stock, which were valued at $267,187 on that day. Also on June 30, 1995, the

         Company completed the sale of a 50 percent equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal and investment banking expenses related to this transaction totaled approximately $429,000. As part of such transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that had been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company were secured by all of the assets of VJNIL and accrued interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among the Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50 percent equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S. $1 million). This administrative services agreement, which was to expire June 30, 2000, required Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note did not accrue interest and monthly payments of principal were forgiven in full while Ticketmaster provided services to VJNIL under the administrative agreement.

         The Company's remaining investment in VJNIL has been accounted for on the equity method of accounting effective June 30, 1995. Prior to June 30, 1995, the subsidiary's assets, liabilities and operations had been consolidated with the Company. The Company's remaining investment in and advances to VJNIL reflect its remaining interest in VJNIL's losses recognized through September 30, 1996.

         The following is a summary of VJNIL's balance sheet as of September 30, 1996 and operating results for the third quarter and the nine months ended September 30, 1996, respectively, during which period the Company's share of these results were accounted for on the equity method by the Company:

                                                    Three Months Ended          Nine Months Ended
                                                     September 30,1996         September 30, 1996
                                                    ------------------         ------------------
                 Current assets                                                    $2,024,435
                 Noncurrent assets                                                    972,072
                                                                                   ----------
                                                                                   $2,996,507
                                                                                   ==========

                 Current liabilities                                                1,055,940
                 Noncurrent liabilities                                                     0
                 Equity, advances and notes
                       payable to shareholders                                      1,940,567
                                                                                   ----------
                                                                                   $2,996,507
                                                                                   ==========

                 Net revenues                          $   842,287                 $1,910,200
                                                       ===========                 ==========

                 Net operating income (loss)           $   (70,759)                $ (565,216)
                                                       ===========                 ==========

         The difference between the Company's recorded net investment in and advances to VJNIL at September 30, 1996 and the underlying equity in VJNIL's net assets relates primarily to previously recognized net losses prior to the sale of 50% of its interest in VJNIL. The Company recorded interest income of approximately $38,000 and $113,000 for the quarter and nine months ended September 30, 1996, respectively, related to $1,500,000 loan outstanding with VJNIL during the period.

           On October 30, 1996, the Company completed the sale of its remaining 50% equity interest in VJNIL to EMAP plc, a United Kingdom media and entertainment company. EMAP paid VJN $4,550,000 in cash for VJN's 50% remaining investment, plus reimbursed VJN $1,500,000 for the Company's outstanding loan to VJNIL plus approximately $200,000 in accrued interest related to the loan. The Company also received a one-time $100,000 licensing payment for trademark and other intellectual property rights in the United Kingdom and Ireland. The Company paid approximately $400,000 in investment fees and legal fees related to this transaction.

           Other --- The following is a summary of the balance sheet as of September 30, 1996 and operating results of the other unconsolidated subsidiary, The Box Holland, for the quarter and nine months ended September 30, 1996, respectively:


                                                             Three Months Ended       Nine Months Ended
                                                             September 30, 1996       September 30, 1996
                                                             ------------------       ------------------
                 Current assets                                                          $   179,405
                 Noncurrent assets                                                           775,448
                                                                                         -----------
                                                                                         $   954,853
                                                                                         ===========

                 Current liabilities                                                     $   135,330
                 Equity, advances and notes
                   payable to shareholders                                                   819,523
                                                                                         -----------
                                                                                         $   954,853
                                                                                         ===========

                 Net revenues                                   $   87,298               $   178,722
                                                                ==========               ===========

                 Net operating loss                             $ (112,307)              $  (480,505)
                                                                ==========               ===========

         CONSOLIDATED INTERNATIONAL SUBSIDIARIES

         The following is a summary of operating results for the three international consolidating subsidiaries which are included in the Company's consolidated financial statements:

                                               For the Three Months Ended             For the Nine Months Ended
                                            Sept. 30, 1996    Sept. 30, 1995       Sept. 30, 1996     Sept. 30, 1995
                                            --------------    --------------       --------------     --------------
Net viewer revenues                           $  90,249          $      0            $ 115,795         $  645,420
Advertising and other revenues                   13,200                 0            $  27,500         $  138,439
                                              ---------          --------            ---------         ----------
                                                103,449                 0            $ 143,295         $  783,859
                                              ---------          --------            ---------         ----------
Affiliate fees, site costs, and
     telephone services                       $  83,091          $      0            $ 110,619         $  293,168
Distribution, general and
     administrative                           $ 249,733          $      0            $ 613,200         $  811,806
Depreciation and amortization                    28,125                 0               62,252            144,831
Interest expense                                      0                 0                    0             41,057
                                              ---------          --------            ---------         ----------
                                              $ 860,949          $      0            $ 786,071         $1,290,862
                                              ---------          --------            ---------         ----------

Net Loss                                      $(257,500)         $      0            $(642,776)        $ (507,003)
                                              =========          ========            =========         ==========

    Note -   The three new subsidiaries were not yet active in the third quarter of 1995. The results for the nine months ended September 30, 1995 includes six months of consolidated activity for VJNIL, the United Kingdom majority subsidiary during that period.


4.  SUBSEQUENT EVENTS:

In addition to the sale of the Company's remaining 50% of its United Kingdom and Ireland operations, VJNIL, on October 30, 1996, as discussed above in footnote 3, on October 30, 1996, EMAP plc, a United Kingdom based media and entertainment company, also agreed to make an investment in the Company through the purchase of 1,666,667 shares of newly authorized and issued 6% Convertible Redeemable Preferred Stock at the price of $1.50 per share. The money is currently held in escrow pending the release of an Information Statement to the shareholders of VJN regarding the Amendment to the Company's Articles of Incorporation to authorize the issuance of the Preferred Shares. These Preferred Shares will be convertible at a rate of one share of the Company's common stock for each share of the Preferred Stock. Any accrued and unpaid dividends would also be converted into shares of common stock at the rate of one share for each $1.50 of accrued and unpaid dividends.

The escrowed funds would be released upon the Company filing the Amendment to the Articles of Incorporation with the Florida Department of State which is expected to be around December 2, 1996. The escrow agreement provides that EMAP may terminate the purchase of the shares prior to the closing if (a) there is a material breach by the Company of a representation and warranty in the Preferred Stock Purchase Agreement which has not been cured by the Company by the date that the Company submits the Amendment of the Articles of Incorporation to the Florida Department of State and the Amendment is accepted for filing or (b) the average of the closing bid and asked prices of the common stock as reported on the Nasdaq Small-Cap market during all of the trading days of the escrow period is less than $.25 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

For the quarter ended September 30, 1996, the Company realized a consolidated net loss of ($1,076,046) compared to consolidated net income of $414,725 for the quarter ended September 30, 1995. Domestic net loss exclusive of international developmental costs and charges for any international operations for the quarter ended September 30, 1996 was approximately ($588,000) as compared with a domestic net income of $579,000 for the same prior year period. In the consolidated financial statements for the quarter ended September 30, 1996, the Company recognized ($488,000) in losses from corporate international departmental expenditures and subsidiary international operations ($447,000 in consolidated operations and $41,000 in losses recognized under the equity method), while the Company recognized a loss of approximately ($164,000) from international operations (all consolidated) for the same prior year period. During this third quarter of 1996, the Company realized consolidated financial results from the domestic operations, plus Argentina and Venezuela, whereas only domestic operations existed in the same prior year quarter. Under the equity method of accounting, the Company realized financial results from the United Kingdom and Holland in both the third quarter of 1996 and the third quarter of 1995.

All viewer, advertising and other call revenues resulted from the distribution of THE BOX. Net viewer revenues decreased $657,000 from $2,989,000 to $2,332,000 or 22.0% for the three months ended September 30, 1996 as compared with the same prior year period. The majority of this decrease resulted from the loss of ten boxes in the New York City market which occurred on January 2, 1996 when a large cable company elected to discontinue its affiliation with the Company's programming service. The Company had installed 10 box units to serve that cable system, which totaled approximately 904,000 cable subscribers. The New York City system produced approximately $330,000 in gross viewer revenues and a gross margin contribution after affiliate fees and direct costs associated with operating the 10 boxes of approximately $109,000 for the quarter ended September 30, 1995. In February 1996, in order to compensate for the lost cable subscribers, the Company began additional transmission of its programming by adding a third low power broadcast station in the New York City area to the two that were already broadcasting the Company's programming. The Company believes that the three low power television stations reach approximately 3.8 million households in the New York City area. Unless the Company is able to renew its affiliation with the New York City cable system, or the system is replaced with comparable levels of subscribers at other systems, the annualized loss of gross margin contribution after affiliate fees and direct costs in 1996 from these New York City cable systems is anticipated to be approximately $617,000. The Company additionally delaunched four boxes (approximately 126,000 cable subscribers) in the Detroit market on June 3, 1996 when another cable company elected to discontinue its affiliation with the Company's programming service. The Detroit system produced approximately $207,000 in gross viewer revenues and a gross margin contribution after affiliate fees and direct costs associated with operating the 4 boxes of approximately $129,000 for the quarter ended September 30, 1995. Unless the Company is able to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

renew its affiliation with the Detroit cable system, the expected annualized loss of gross margin contribution after affiliate fees and direct costs in 1996 is expected to be approximately $296,000, unless the system is replaced with comparable subscribers at other systems.

Excluding the New York and Detroit boxes, all other domestic boxes produced approximately $318,000 less in gross viewer revenues during third quarter of 1996 as compared with the same prior year quarter. The domestic gross viewer revenues generated per box from the boxes excluding New York and Detroit has decreased from a monthly average of $9,918 per box in the quarter ended September 30, 1995 to a monthly average of $8,873 per box in the quarter ended September 30, 1996, a 10.5% decrease. Management believes that the decreased revenues per box are due to actions taken by the Company to improve the programming look of the network through emulation of music videos when no videos are in queue, elimination of certain controversial videos and the limited amount of new music product distributed in the third quarter of 1996. As part of the Company's business plan, increasing viewership and thereby advertising revenues have continued to be a priority. While a certain percentage of The Box viewers will interactively participate in the programming through video purchases, others will passively participate through viewing the videos only. In order to keep these viewers interested and increase the number of overall viewers, management believes the boxes need to play music regularly, so for many boxes, the computer system within the boxes have been emulating video orders and playing music videos automatically. In past emulation tests, it has been determined that video emulation usually reduces the number of consumer purchased videos, however, viewership numbers are increased which would allow the advertising sales efforts to benefit. Further, since part of the cable operator explanations for discontinuing service in New York and Detroit were content related, the Company has made a concerted effort to reject airing videos with unacceptable or excessive sexual and violence content.
These more controversial videos have resulted in high revenues in the past and therefore, with their deletion have reduced revenues achieved in all boxes. Finally, due to limited new music product during the third quarter and the Company's history of 75 percent of its caller revenue from music less than four weeks old, viewer revenues have been impacted.

Separately, $90,000 of viewer revenues were generated from consolidated international operations in Argentina and Venezuela from the five boxes which were launched in 1996, with no comparable revenue in the third quarter of 1995.

The final element of the decrease in net revenues is due to the change in chargebacks. Viewer revenues are adversely affected by customers who deny having made music video requests on THE BOX, which result in chargebacks of such calls to the Company from the Company's telephone service providers. In an effort to reduce chargebacks from telephone companies due to such customers, the Company is in the second year of implementation of call blocking for previous non-paying customers and credit limitations for all participants in the Company's interactive process. The information necessary to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

institute these procedures had not been previously available from the Company's telephone service provider. Chargebacks remained essentially flat in the third quarter of 1996 ($410,000) as compared to the same prior year period ($413,000). Since customers may request such credits several months subsequent to the music video request, chargebacks lag behind the viewer revenue to which they relate as well. The Company maintains a reserve for anticipated future chargebacks against current viewer revenue. To further reduce chargebacks and decrease telecommunications charges, beginning in January 1996 the Company introduced a new program to allow customers to directly purchase on a prepaid basis. In addition to generating additional viewer revenues from customers since they may then exceed the monthly credit limits, this program has also been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. $336,000 in revenue was generated from this program for the quarter ended September 30, 1996. Revenues from this program are recognized only as videos are selected, while prepaid customer account balances are included in current liabilities.

Advertising sales and other revenues decreased by $361,000 from $2,974,000 for the third quarter of 1995 to $2,613,000 for the same current year period. The decrease resulted from mixed performance in most categories of advertising: national sales were down 3.6% for third quarter of 1996 as compared with the same prior year period and direct response advertising increased by 27.1% from 1995 to 1996 due to the addition of one sales person devoted solely to this market. Advertising sales from the record industry and radio sponsorships were down 49.0% for the third quarter of 1996 as compared to the same prior year period. Management believes the lower advertising by certain labels was due to delayed releases on new music product and the Company's concentration on obtaining advertising from rock, pop and alternative music label sources as opposed to the urban dominance in prior periods. While it cannot be assured that all advertising booked will result in revenue to the Company, over $2.5 million in advance bookings have been committed for fourth quarter 1996 at this date and over $1.9 million has already been committed for 1997. Other revenues for the third quarter of 1996 totaled approximately $129,000 which consisted of contests and promotions sponsorship revenue ($73,000); merchandise revenues from the Company's retail store location in Miami Beach ($23,000); plus license fees related to the Company's United Kingdom operations, affiliate programming fees paid by certain operators to the Company and other miscellaneous revenue ($33,000). Miscellaneous income for the same period for 1995 totaled $20,000. Consolidated international operations contributed $13,000 in miscellaneous revenue in the current quarter, with no comparable prior year amount.

Expenses for affiliate fees, site costs and telephone services were 73.8% and 50.6% of net viewer revenue for the quarters ended September 30, 1996 and 1995, respectively. The increase in expenses between the quarters ended September 30, 1996 and 1995 was

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

approximately $208,000. The Company experienced a decrease in domestic cable affiliation fees of $196,000 due to the loss of carriage by the New York and Detroit systems, while low power television affiliation and site cost fees increased approximately $168,000 due to new launches of LPTV affiliated boxes. Telephone services increased by $26,000, due mostly to costs associated with implementation in the second quarter of 1996 of a VSAT communication system intended to be used as the primary communication method associated with the rollout of the new digital box technology which were offset by lower variable charges related to reduced viewer revenues. Once fully rolled out, this system of communication will reduce telephone services costs as a percentage of net viewer revenues. The results from the third quarter of 1996 also include $128,000 for satellite uplink charges paid to a non-related third party. There is no similar item included in this expense line in 1995, as this service was provided by a related party and was classified as such in the financials. International expenses for affiliate fees, site costs and telephone services from Argentina and Venezuela operations were $82,000 for the third quarter of 1996, with no comparable amount included for the same period in the prior year.

Distribution, general and administrative expenses for the quarter ended September 30, 1996 increased by approximately $429,000 from $3,398,000 for the third quarter of 1995 to $3,827,000 for the third quarter of 1996. A majority of the increase, $243,000, resulted from additional staffing for affiliate sales, advertising sales, marketing (both consumer and radio affiliation), production and operations. In order to develop additional transactional and advertising revenues, personnel who could produce sales, develop marketing and promotional tie-ins, create the related programming requirements and support expanded programming distribution were added in late 1995 and first quarter 1996. Additionally, staff has been added for development and implementation of the Company's digital box technology.

In order to increase industry awareness of the Company's programming, industry trade event participation has been increased. At the same time, efforts to control overhead expenses have resulted in decreases in travel and entertainment, related sales premiums, marketing materials production, and on-air promotions and other marketing expenditures. These costs decreased by a net effect of approximately $79,000 in the third quarter of 1996 as compared with the same prior year period. Investment spending for the development of international operations for the quarter ended September 30, 1996 was $294,000 with no comparable amount included for the same period last year.

The increased direct response advertising sales revenues for the third quarter of 1996 as compared with 1995 resulted in higher advertising agency commissions of approximately $16,000 in the current year period, while the overall decrease in advertising and net viewer revenues resulted in a reduction in music licensing costs of $30,000. Other administrative expenses which have increased in the third quarter of 1996 as compared with 1995 include telecommunications, due mostly to certain credits in the prior year period ($84,000), and costs related to merchandise sold at the Company's retail store and the producer fees for

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

the CD's and videos marketed under the Company's Box Tunes music label ($24,000). The Company experienced a net increase of $91,000 in rent and related costs for office space in New York and Los Angeles, which are non-related party leases, plus additional office space in Miami Beach, which is also leased from a non-related third party.

Costs related to production and disc and tape preparation were lower in the third quarter of 1996 as compared with 1995 by approximately $24,000 due to lower production expenditures for on-air contests and promotions during the current year. Due to the partial rollout of new digital box technology in the field, repairs and maintenance costs were lower by $41,000 for the third quarter of 1996 as compared with the same prior year period. Savings were also achieved in auditing costs ($23,000), state and local taxes ($23,000), and general office overhead due to greater efficiencies ($33,000) from the third quarter of 1996 to the current year period. Expenditures for affiliate marketing support decreased by $46,000, in accordance with the terms of the renegotiated and all new affiliation agreements which do not provide for such monthly payments. Consulting expense decreased by $24,000 due to less special demographics research during the third quarter of 1996 as compared to the same prior year quarter.

Expenditures for satellite transponder, rent and management fees paid to related parties decreased to approximately $125,000 for the third quarter of 1996 as compared to $480,000 for the third quarter of 1995, a reduction of $355,000. The major part of the reduction relates to $220,000 in lower expenditures for the satellite transponder and service fees paid to transmit the Company's satellite programming service. Beginning May 1, 1995 through mid-April 1996, the Company paid $73,500 per month for transponder and uplink services. The Company terminated its satellite agreement with its related party, StarNet, Inc., effective April 1996. A month-to-month transitional agreement has been signed with WTCI, a subsidiary of Tele-Communications, Inc. The Company, beginning in April 1996, has broadcasted from Hughes Satellite's Galaxy 7, transponder 13 at a transponder and uplink service charge of $42,500 per month. A long term agreement is under negotiation with WTCI with monthly charges which approximate what the Company is currently paying.

Consulting fees of approximately $86,500 were incurred in the third quarter 1995 related to payments made to one of the Company's principal shareholders for reimbursement of the salary and benefits of an Island Trading Company, Inc. ("Island") employee utilized by the Company. This employee was hired directly by the Company in October 1995, so no comparable expense for third quarter 1996 exists. During the third quarter of 1996, a reduction of $48,500 in related party rent expense was recognized as the Company incurred rental expense payable to Island for its new corporate headquarters of approximately $125,000 in third quarter 1996, as compared to $173,500 recorded in the third quarter of 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Depreciation and amortization expenses for the quarter ended September 30, 1996 increased by approximately $143,000 from the comparable prior year period due to a significant amount of new acquisitions during second and third quarters 1996 related to the rollout of the digital box technology and the investment in equipment for international expansion.

Stock and warrant compensation, a non-cash expenditure, decreased by approximately $67,000 for the quarter ended September 30, 1996 as compared to the same prior year period. This decrease was due to no new issuance of stock options at an exercise price lower than the market price on the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

For the nine months ended September 30, 1996, the Company realized a consolidated net loss of ($ 3,163,117) compared to a consolidated net loss of ($18,163) for the nine months ended September 30, 1995. Domestic net loss exclusive of international developmental costs and charges for any international operations for the nine months ended September 30, 1996 was approximately ($1,281,000) as compared with a domestic net loss of ($453,000) for the same prior year period. In the consolidated financial statements for the nine months ended September 30, 1996, the Company recognized ($1,882,500) in losses from corporate international departmental expenditures and subsidiary international operations ($1,387,500) in consolidated international operations and $495,000 in losses recognized through the equity method from the Company's interest in operations in the United Kingdom and Holland), while the Company recognized $435,000 in income from international operations (all consolidated) for the same prior year period. This prior year period included a gain of approximately $1,377,000 recognized from the sale of 50% of its original interest in VJNIL, the Company's United Kingdom subsidiary.

All viewer, advertising and other call revenues resulted from the distribution of THE BOX. Net viewer revenues decreased $1,437,000 from $9,226,000 to $7,789,000 or 15.6% for the nine months ended September 30, 1996 as compared with the same prior year period. The majority of this decrease resulted from the loss of ten boxes in the New York City market which occurred on January 2, 1996 when a large cable company elected to discontinue its affiliation with the Company's programming service. The Company had installed 10 box units to serve that market, which totaled approximately 904,000 cable subscribers. The New York City systems produced approximately $1,020,000 in gross viewer revenues and a gross margin contribution after affiliate fees and direct costs associated with operating the 10 boxes of approximately $463,000 for the nine months ended September 30, 1995. In February 1996, in order to compensate for the delaunched cable subscribers, the Company began additional transmission of its programming by adding a third low power broadcast station in the New York City area to the two that were already broadcasting the Company's programming. Unless the Company is able to renew its affiliation with the New York City cable system, or replace these delaunched subscribers with new subscribers at comparable cable systems, the annualized loss of gross margin contribution after affiliate fees and direct costs in 1996 from these New York cable systems is anticipated to be approximately $617,000. The Company additionally removed four boxes (approximately 126,000 cable subscribers) in the Detroit market on June 3, 1996 when another cable company elected to discontinue its affiliation with the Company's programming service. The financial impact for the first nine months of the year was a decrease of $216,000 in gross viewer revenues and a decrease in gross margin of $163,000. Unless the Company is able to renew its affiliation with the Detroit cable system, or replace the delaunched cable subscribers with new cable systems, the annualized loss of gross margin contribution after affiliate fees and direct costs in 1996 is anticipated to be approximately $296,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Excluding the New York and Detroit boxes, all other domestic boxes produced approximately $141,000 less in gross viewer revenues during the nine months ended September 30, 1996 as compared with the same prior year period. The domestic gross viewer revenues generated per box from the boxes excluding New York and Detroit cable boxes has increased slightly from a monthly average of $9,424 per box for the nine months ended September 30, 1995 to a monthly average of $9,468 per box for the nine months ended September 30, 1996, a 0.5% decrease. Management believes that the flat revenues per box, which are down in average revenues from prior quarters, are due to actions taken by the Company to improve the programming look of the network through emulation of music videos when no videos are in queue, elimination of certain controversial videos and the limited amount of new music product distributed in the third quarter of 1996. As part of the Company's business plan, increasing viewership and thereby advertising revenues have continued to be a priority. While a certain percentage of The Box viewers will interactively participate in the programming through video purchases, others will passively participate through viewing the videos only. In order to keep these viewers interested and increase the number of overall viewers, for improved advertising rates, management believes the boxes need to play music regularly, so for many boxes, the computer system within the boxes have been emulating video orders and playing music videos automatically. In past emulation tests, it has been determined that video emulation usually reduces the number of consumer purchased videos, however, viewership numbers are increased which would allow the advertising sales efforts to benefit. Further, since part of the cable operator explanations for discontinuing service in New York and Detroit was content related, the Company has made a concerted effort to reject airing videos with unacceptable or excessive sexual and violence content. These more controversial videos have resulted in high revenues in the past and therefore, with their deletion have reduced revenues achieved in all boxes. Finally, due to limited new music product during the third quarter and the Company's history of seventy five percent of its caller revenue from music less than four weeks old, viewer revenues have been impacted.

A further factor in the decrease in net viewer revenues results from gross viewer revenues generated in the United Kingdom which were consolidated for only the first half of 1995, during the period the United Kingdom subsidiary was majority owned. When the Company became a 50% owner of this United Kingdom subsidiary on June 30, 1995, it began to account for all financial results from United Kingdom operations utilizing the equity method of accounting. As a result, United Kingdom viewer revenues included in the Company's net viewer revenues for the six months ended June 30, 1995 totaled $645,000, while for the nine months ended September 30, 1996, international viewer revenues of $116,000, which related from Argentinian and Venezuelan operations only, were included in the Company's consolidated net viewer revenues.

The final element of the net revenues decrease is the change in viewer chargebacks. Viewer revenues are adversely affected by customers who deny having made music video

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

requests on THE BOX. In an effort to reduce chargebacks from telephone companies due to such customers, the Company is in the second year of implementation of call blocking for previous non-paying customers and credit limitations for all participants in the Company's interactive process. The information necessary to institute these procedures had not been previously available from the Company's telephone service provider. With implementation for nearly two years of these procedures, the Company has seen the amount of chargebacks reduced by $286,000, from $1,547,000 for the nine months ended September 30, 1995 to $1,261,000 for the nine months ended September 30, 1996. To further reduce chargebacks and decrease telecommunications charges, beginning in January 1996 the Company introduced a new program to allow customers to establish a prepaid account for the selection of videos. In addition to generating additional viewer revenue from customers who would have previously been blocked due to credit limits, this program has been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. The Company generated $929,000 in revenue from this program for the nine months ended September 30, 1996. Revenues from this program are recognized only as videos are selected, while prepaid account balances are included in current liabilities.

Advertising sales and other revenues increased from $6,387,000 for the nine months ended September 30, 1995 to $7,608,000 for the same current year period, an increase of $1,221,000, or 19.1%. The increase resulted from improved performance in most categories of advertising: national sales were up 67.9% for the first nine months of 1996 as compared with the same prior year period and direct response advertising increased by 54.4% from 1995 to 1996. Advertising sales from the record industry and radio sponsorships were down 36.1% for the first nine months of 1996 as compared to the same prior year period.
Management believes the lower advertising by certain labels was due to delays in new product releases and due to concentrated efforts by the Company's advertising sales staff to improve advertising participation by non-urban labels. Advertising revenue generated from the United Kingdom in the amount of $138,000 is included in the first half of 1995 (when it was consolidated), while no amount is included for the same period in the current year (accounted for on the equity method). Other revenues for the first nine months of 1996 totaled approximately $416,000 which consisted of contests and promotions sponsorship revenue ($202,000), merchandise revenues from the Company's retail store location in Miami Beach ($85,000), and license fees related to the Company's United Kingdom and Latin American operations, affiliate programming fees paid by certain operators to the Company, and other miscellaneous revenue ($129,000). Other revenues for the same period for 1995 totaled $147,000, including approximately $87,000 of income recognized on the sale of certain LPTV assets and no revenue related to promotions or merchandise.

Expenses for affiliate fees, site costs and telephone services were 61.0% and 50.1% of net viewer revenues for the nine months ended September 30, 1996 and 1995, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

The net increase in expenses between the nine months ended September 30, 1996 and 1995 was approximately $134,000. This increase was primarily due to reduced domestic cable affiliation fees of approximately $426,000 from the first nine months of 1995 to the same period in 1996 which was the result of the net effect of lower affiliation fees in 1996 due to the carriage loss of a cable company's New York systems, which was offset by an adjustment in 1995 to recognize the effects of renegotiation of the cable agreements for the Company's two largest multiple system operators. The Company also experienced an increase in low power television affiliation and site cost fees of approximately $383,000 due to new launches of LPTV affiliated boxes, with fees totaling $285,000 for the new LPTV station in New York City for the first nine months of 1996. Telephone services increased by $105,000, due mostly to implementation in the second quarter of 1996 of a VSAT communication system intended to be used as the primary communication method associated with the rollout of the new digital box technology. Once fully rolled out, this system of communication will reduce telephone services costs as a percentage of net viewer revenue. The first nine months of 1996 also includes $255,000 for satellite uplink was paid to a non-related third party. There is no similar item included in this expense category in 1995, when this service was provided by a related party and was included in the related party expenditures. International expenses for affiliate fees, site costs and telephone services was $182,000 lower for the first nine months of 1996 as compared to the first half of 1995 due to new international operations expense for Argentina, Venezuela and general international development in 1996 of $111,000, as offset by $293,000 from consolidated United Kingdom operations expenditures in the first half of 1995, with no comparable amount included for the same period in the current year (accounted for on the equity method).

The Company has developed its own voice recognition system and intends to process its 900 number calls internally without the use of an outside service bureau, which is expected to result in significant savings in future periods. In order to terminate the service bureau contract with TelVue, Inc., ("TelVue"), the Company has agreed to reimburse TelVue for the costs incurred by them for software development and hardware conversion of equipment originally purchased to service the Company. A principal shareholder of TelVue is also a principal shareholder of the Company. The Company agreed to pay these costs, which total $284,619, only upon receipt of future financing funds. Once the Company has completed the preferred share transaction which is discussed in ITEM 5, OTHER INFORMATION, Subsequent Event, the Company will pay TelVue the reimbursement. This payment will result in a significant one-time service fee expense during the fourth quarter of 1996.

Distribution, general and administrative expenses for the nine months ended September 30, 1996 increased by approximately $1,951,000 from $10,062,000 for the first nine months of 1995 to $12,013,000 for the first nine months of 1996. A majority of the increase, $1,094,000, resulted from additional staffing for affiliate sales, advertising sales,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

marketing (both consumer and radio affiliation), production and operations. In order to develop additional transactional and advertising revenues, personnel who could produce sales, develop marketing and promotional tie-ins, create the related programming requirements and support expanded programming distribution were added in late 1995 and first half 1996. Additionally, staff has been added for development and implementation of the digital box technology. In order to increase industry awareness of the Company's programming, industry trade event participation and related sales calls have been increased, resulting in increased travel and entertainment expenses. Further, related sales premiums and materials production and on-air promotions and marketing expenditures were undertaken to increase consumer viewing levels, actions which increased these costs by approximately $360,000 in the first nine months of 1996 as compared with the same prior year period.

The increased national and direct response advertising sales revenues for the first nine months of 1996 as compared with 1995 resulted in higher advertising agency commissions of approximately $315,000 in the current year period. In line with the decrease in net viewer revenues, music costs were lower by $20,000. Other administrative expenses which have increased in the first nine months of 1996 as compared with 1995 include: fees for an investor relations firm ($33,000), higher legal expenses due to expenses incurred with the uncompleted Liberty transaction ($9,000), higher insurance costs related to increased equipment levels and the Company's South Beach office location ($41,000), and costs related to merchandise sold at the Company's retail store and producer's fees related to distribution of the Company's Box Tunes label ($40,000). The Company experienced a net increase of $191,000 in rent paid to non-related parties for changes in office space at our headquarter and satellite locations for the nine months ended September 30, 1996 as compared with the same prior year period.

Investment spending for the development of international operations for the nine months ended September 30, 1996 was $942,000 higher than the same prior year period, while United Kingdom distribution, general and administrative expenses of $772,000 were included in the nine months ended September 30, 1995 (consolidated), while no comparable amount is included for the same period in the current year (accounted for on the equity method).

Savings were realized in auditing costs ($20,000), consulting expense ($38,000), and general administration overhead due to less third-party projects and greater efficiencies ($43,000). Expenditures for affiliate marketing support decreased by $149,000 for the first nine months of 1996 in accordance with terms of new and renegotiated affiliation agreements. As a result of the partial rollout of the digital box technology, repairs and maintenance expense was $32,000 lower for the nine months ended September 30, 1996.

Expenditures for satellite transponder, rent and management fees paid to related parties decreased to approximately $621,000 for the first half of 1996 as compared to $1,492,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

for the first nine months of 1995, a reduction of $871,000. The major part of the reduction relates to $698,000 in lower expenditures for the satellite transponder and service fees paid to transmit the Company's satellite programming service. During February 1995, the Company switched its satellite signal from analog to digital, thereby reducing the monthly charge from $200,000 for January 1995 to $155,000 for February and $110,000 for March 1995. Then, beginning May 1, 1995, the Company paid $73,500 per month for transponder and uplink services. The Company terminated its satellite agreement with the related party, StarNet, Inc., effective April 1996. A new three-month transitional agreement was signed with WTCI, a subsidiary of Tele-Communications, Inc., and has continued on a month-to-month basis since it expired on July 1, 1996. The Company, beginning in April 1996, has broadcasted from Hughes Satellite's Galaxy 7, transponder 13 at a transponder and uplink service charge of $42,500 per month. A long term agreement is under negotiation with WTCI which is anticipated to result in monthly transponder and uplink charges at approximately the same monthly fee.

Consulting fees of approximately $166,000 were incurred in the first half of 1995 related to payments made to one of the Company's principal shareholders for reimbursement of the salary and benefits of an Island Trading Company, Inc. ("Island") employee utilized by the Company. This employee was hired directly by the Company in October 1995, so no comparable expense for the first nine months of 1996 exists. During the first nine months of 1996, a decrease of $8,000 in related party rent expense was realized, as the Company incurred rental expense payable to Island for its new corporate headquarters of approximately $376,000 for the first nine months of 1996 as compared to $384,000 recorded in the first nine months of 1995.

Depreciation and amortization expenses for the nine months ended September 30, 1996 decreased by approximately $31,000 from the comparable prior year period due to the amount of equipment which became fully depreciated in the first half of 1996.

Stock and warrant compensation, a non-cash expenditure, decreased by approximately $202,000 for the nine months ended September 30, 1996 as compared to the same prior year period. This decrease was due to no new issuance of stock options at an exercise price lower than the market price on the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 1.10 to
1.00 at September 30, 1996 as compared to 3.32 to 1.00 at September 30, 1995. At September 30, 1996, the Company's current assets exceeded its current liabilities by approximately $378,000. The Company's current assets exceeded its current liabilities by approximately $6,770,000 at September 30, 1995.

The Company has utilized a significant amount of cash during the fourth quarter of 1995 and the first nine months of 1996, with approximately $4.0 million used for capital expenditures, equipment and software related mainly to the initial wave of development and installation of the Company's digital box technology, including base digital support equipment and enhancement to its in-house computer system during the past twelve months, plus costs associated with expanding the Company's office space in New York and Miami Beach. The Company believes that the newly developed technology known as the digital box is a critical element of the Company's future. The marketing advantages provided by the digital box will allow enhanced localized programming and advertising plus programming improvements through enhanced audio and video quality, superior graphic quality, consumer friendly responsiveness (such as nearly immediate video play), and the operational efficiencies such as reduction of expenses associated with the manual process of tapes, discs, weekly change outs of music product and limited availability for advertising, all move the Company towards deploying the digital box in replacement of all boxes. The Company plans to replace all remaining analog boxes in the field with the digital box with the exception of certain low performing boxes, which will be switched to our satellite signal at a cost of approximately $2,500 per location. It is expected that completion of this deployment will cost the Company approximately $2.5 million in further expenditures. There can be no assurance that this new technology will result in additional distribution, additional advertising sales or higher viewership. Going forward, a digital rather than analog box will be deployed at new domestic affiliate locations. Analog box equipment taken out of domestic service will then be available for deployment internationally, reducing the Company's cash requirements for expansion in new and existing international markets.

Nearly $1.1 million was spent in advances of operating expenses for the Company's international operations, specifically Holland, Venezuela, Chile and Peru and another $1.5 million for corporate international development expenses.

On October 30, 1996, the Company completed the sale of its remaining 50% equity interest in VJNIL to EMAP plc, a United Kingdom based media group with interests in consumer magazines, business communications and radio. Simultaneous with its purchase from VJN, EMAP acquired the remaining 50% interest in VJNIL from Ticketmaster Corporation. EMAP paid VJN $4,550,000 in cash for VJN's equity interest in VJNIL and $1,500,000 plus $200,000 in accrued interest to reimburse VJN for a loan previously made to VJNIL. The Company has realized a gain in excess of $5 million related to this transaction. Subject to certain conditions, EMAP has agreed to invest an additional $2.5 million in VJN through the purchase of 1,666,667 shares of Preferred Stock

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

at $1.50 per share, which may be converted into an equal number of shares of VJN's common stock.

The Company plans to use these funds to: (i) fully implement the digital box, replacing virtually all analog boxes in the field with a digital box or a conversion to satellite service; (ii) expand the distribution of the Company's programming by constructing and installing additional box units with the new digital technology; (iii) advertise, market and promote the Company's programming including the staffing of a larger cable affiliate sales staff;
(iv) research, develop, maintain and improve the Company's software and equipment including the continued development of the digital box; (v) fund working capital; and (vi) fund certain international programming ventures, such as The Box - Italy which is expected to launch by early February 1997 and according to the Company's initial projections will require nearly $1.2 million in cash and equipment contributions within its first eighteen months of operation. Although there can be no assurances, management believes that expansion of the distribution of the Company's programming will lead to increased advertising and viewer revenues and will enable the Company to more efficiently utilize fixed cost expenditures.

Management has and will continue to undertake several operational measures in an effort to continue to improve the Company's liquidity and cash flow position. Upon full implementation of the digital box, the Company will save approximately $82,000 in operating costs per month, or annual savings of $984,000. In 1995, the Company completed the renegotiation of affiliation agreements with the two largest multiple system operators. While considerable savings have resulted from the renegotiation of these agreements and all new agreements are signed at these similar reduced monthly guaranteed affiliation payments, it is not known if the Company may be required to incur additional costs in order to renew affiliation with the delaunched New York City and Detroit systems.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

Advertising revenues have been increasing every year over the previous year since the Company's sales efforts began. To continue this trend, the Company has continued using record label promotions and national advertising account value added promotions such as the 96 Dayz of Summer fourteen week promotion. With increased distribution and the overall impact of the Company's programming, rates for all time segments, including prime time, have increased as a response to demand.

During the nine months ended September 30, 1996, the Company spent approximately $3,654,000 on the development of the digital box, enhancements to its in-house computer system, furniture and tenant improvements for the additional new corporate office location, and digital box equipment. The Company believes that the newly developed technology known as the digital box is a critical element of the Company's future. Accordingly, the Company plans to replace all remaining analog boxes in the field with the digital box with the exception of certain low performing boxes, which will be switched to our satellite signal at a nominal additional cost per location. It is expected that this deployment will cost the Company approximately $2.5 million. There can be no assurance that this new technology will result in additional distribution, additional advertising sales or higher viewership. Going forward, a digital rather than analog box will be deployed at new domestic affiliates. Analog box equipment taken out of domestic service will then be available for deployment internationally, reducing the Company's cash requirements for expansion in new and existing international markets.

In February 1996, the Company entered into a five-year agreement with an unaffiliated party to purchase satellite receiving equipment and satellite transponder time for sending digitized video segments from the Company's headquarters to the various box unit locations at cable head end and broadcast station sites. The minimum cash commitment of the Company under this agreement is approximately $1.9 million, of which $573,000 has already been paid.



PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on September 20, 1996.
At the meeting, the following persons were elected to serve as directors of the Company until the next annual meeting of stockholders and until a successor is elected and qualified or until the earlier resignation, removal, death or incapacity of the director: H.F. Lenfest (by a vote of 17,480,615 in favor, 251,147 withheld and with no abstentions and no broker non-votes): Alan McGlade (by a vote of 17,695,145 in favor, 36,617 withheld and with no abstentions and no broker non-votes); Chris Blackwell (by a vote of 17,480,615 in favor, 251,147

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(CONTINUED)

withheld and with no abstentions and no broker non-votes); David Burns (by a vote of 17,480,615 in favor, 251,615 withheld and with no abstentions and no broker non-votes); J. Patrick Michaels, Jr. (by a vote of 17,479,980 in favor, 251,982 withheld and no abstentions and no broker non-votes); Leonard J. Sokolow (by a vote of 17,479,815 in favor, 251,947 withheld and with no abstentions and no broker non-votes); Joel S. Rudich (by a vote of 17,479,180 in favor, 252,582 withheld and with no abstentions and no broker non-votes); Stanley H. Greene (by a vote of 17,479,815 in favor, 261,947 withheld and with no abstentions and no broker non-votes); Robert J. Puck (by a vote of 17,479,980 in favor, 251,782 withheld and with no abstentions and no broker non-votes); Louis Wolfson, III (by a vote of 17,479,815 in favor, 261,947 withheld and with no abstentions and no broker non-votes).

Also at the meeting, approval was given for an amendment to the 1988 Stock Option Plan to increase the total options available for issue under the plan from 1,000,000 to 1,500,000 (by a vote of 16,984,207 in favor, 87,648 withheld and with 229,429 abstentions and with no broker non-votes).



ITEM 5: OTHER INFORMATION

SUBSEQUENT EVENT:

The Board of Directors of the Company has unanimously approved an amendment to the Company's Articles of Incorporation, and StarNet/CEA II Partners, the holder of a majority of the outstanding shares of the Company's Common Stock, has executed a written shareholder consent approving such amendment as follows:

An amendment (the "Amendment") to Article III of the Company's Articles of Incorporation to authorize the issuance of up to 1,800,000 shares of 6% Convertible Redeemable Preferred Stock, par value $.15 per share.

The purpose of the Amendment is to enable the Company to consummate the Stock Purchase Agreement (the "Preferred Stock Purchase Agreement"), dated October 30, 1996, between the Company and EMAP plc, a United Kingdom media and entertainment company. Pursuant to the Preferred Stock Purchase Agreement, EMAP has agreed to acquire 1,666,667 shares (the "Shares") of Preferred Stock for an aggregrate consideration of $2,500,000 or $1.50 per share. The following items summarize the key rights, preferences and limitations:

ITEM 5: OTHER INFORMATION

                 (1) Voting. The holders of shares of Preferred Stock will be entitled to cast one vote per share at all stockholders meeting for all purposes. Except as otherwise required by the Florida Business Corporation Act, the shares of Preferred Stock will vote with the shares of Common Stock as one voting class.

                 (2) Conversion. Each share of Preferred Stock will be convertible, at the election of the holder thereof, into one share of Common Stock. In the event that there are any accrued and unpaid dividends due on the Preferred Stock at the time of conversion, then the accrued and unpaid dividends will automatically be converted into shares of Common Stock at a rate of one share of Common Stock for each U.S.$1.50 of accrued and unpaid dividends. Subject to the provisions for redemption discussed below, the right of conversion will be available at any time.

                 (3) Dividends. The holders of the shares of Preferred Stock will be entitled to receive cumulative dividends, which will accrue at the rate of $.09 per share of the Preferred Stock per annum. No cash dividends may be declared or paid on any security of the Company until all accrued and unpaid dividends are paid on the shares of Preferred Stock. All dividends on the Preferred Stock will cease to accrue on the Election Date, as such term is defined below under the caption "Redemption."

                 (4) Liquidation. Upon the liquidation, dissolution or winding up of the Company, the holders of the shares of Preferred Stock will be entitled to receive payment equal to $1.50 per share of the outstanding shares of Preferred Stock plus all accrued and unpaid dividends thereon before any payment will be made to the holders of the Common Stock. The holders of the shares of Preferred Stock will not be entitled to participate further in the distribution of the assets of the Company.

                 (5) Redemption. Five years after the date of issuance of the Preferred Stock (the "Election Date"), each share of Preferred Stock will, at the election of each holder thereof, either be redeemed for cash or converted into shares of Common Stock (as discussed above). If a holder elects to redeem the Preferred Stock, such holder will be entitled to receive a cash payment equal to $1.50 per share of Preferred Stock, together with the amount, as of the Election Date, of all accrued and unpaid dividends. No right of redemption will exist prior to the Election Date or if the Company is then insolvent or would become insolvent as a result of such redemption. Each holder of Preferred Stock must give written notice to the Company of its election to either have the Preferred Stock redeemed for cash or converted into shares of Common Stock within 30 days of the Election Date. If the Company does not timely receive such notice from any holder of the

ITEM 5: OTHER INFORMATION

Preferred Stock, the Company will have the right to determine whether such Preferred Stock is redeemed or converted into shares of Common Stock.

The closing (the "Closing") of the Preferred Stock Purchase Agreement is subject to, among other things, the Company amending its Articles of Incorporation to authorize the issuance of the Preferred Stock. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), the Company intends to amend the Articles of Incorporation with the Florida Department of State as soon as possible after the expiration of a twenty day period following the mailing of this Information Statement to stockholders, which mailing is to occur on or about November 15, 1996, and immediately thereafter schedule the Closing. In the interim, EMAP has placed the purchase price for the Shares in escrow pursuant to an Escrow Agreement, dated October 30, 1996, among the Company, EMAP, and an appointed escrow agent. The Escrow Agreement provides for the release of the $2,500,000 of escrowed funds (and any interest thereon) to the Company as soon as practicable after the Amendment to the Articles of Incorporation has been filed with the Florida Department of State. The Escrow Agreement further provides that EMAP may terminate the purchase of the Shares prior to the Closing if (a) there is a material breach by the Company of a representation and warranty in the Preferred Stock Purchase Agreement which has not been cured by the Company by the date that the Company submits the Amendment to the Florida Department of State and the Amendment is accepted for filing or (b) the average of the closing bid and asked prices of Common Stock as reported on the Nasdaq Small-Cap market during all of the trading days of the escrow period is less than $.25 per share. On November 11, 1996, the average of such closing bid and asked prices from October 30, 1996 through such date was $.84.

The securities of the Company to be acquired by EMAP under the Preferred Stock Purchase Agreement will be granted certain demand registration rights and preemptive rights. Pursuant to the demand registration rights, EMAP may cause the Company at its expense to register with the Commission the shares of Common Stock that EMAP may acquire upon the conversion of the Preferred Stock. Pursuant to the preemptive rights, EMAP may purchase its pro rata share of securities issued by the Company (with certain exceptions) during the five year period after the Closing. Upon purchasing the Preferred Stock at the Closing, EMAP may appoint one person to the Company's Board of Directors.

Simultaneous with the execution of the Preferred Stock Purchase Agreement, the Company consummated a second Stock Purchase Agreement with EMAP for the sale of the Company's fifty percent interest in Video Jukebox Network International Limited ("VJNIL"), a subsidiary of the Company operating the Company's music video channel,

ITEM 5: OTHER INFORMATION

THE BOX, in the United Kingdom and Republic of Ireland. In exchange for the sale of the Company's fifty percent interest in VJNIL, EMAP paid the Company U.S.$4,550,000. EMAP also paid the Company an additional $1,500,000 (plus accrued interest of approximately $200,000) to reimburse the Company for a loan it had previously made to VJNIL. Concurrent with the purchase of the Company's fifty percent interest of VJNIL, EMAP acquired the remaining fifty percent interest in VJNIL from Ticketmaster Corporation Pursuant to an Intellectual Property Rights Agreement entered into among the Company, VJNIL and EMAP on October 30, 1996, the Company has agreed to assign certain trademarks and share certain technology with VJNIL.

The issuance of the Shares to EMAP is subject to the preemptive rights of Liberty VJN, Inc. ("Liberty VJN") pursuant to an agreement, dated November 21, 1990, between the Company and TCI Liberty, Inc. In the event that Liberty VJN elects to exercise its preemptive rights, the Company will issue approximately 83,333 shares of Preferred Stock to Liberty VJN for an aggregate consideration of $125,000 or $1.50 per share. The Company has no plans to issue any additional shares of Preferred Stock at this time.



ITEM 6.  EXHIBITS

Exhibit 10.1  -  Stock Purchase Agreement, dated October 30,1996, between the
                 Company and EMAP.

Exhibit 10.2  -  Registration Rights Agreement, dated October 30, 1996, between the Company and EMAP.

Exhibit 10.3  -  Escrow Agreement, dated October 30, 1996, among the Company,
                 EMAP and Denton Hall.

Exhibit 27    -  Financial Data Schedule (for SEC use only)

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VIDEO JUKEBOX NETWORK, INC.
                                       -----------------------------------------
                                       (REGISTRANT)




Date: November 12, 1996                By: /s/Alan McGlade
                                           ------------------------------------
                                           Alan McGlade
                                           President and Chief Executive Officer




Date: November 12, 1996                By: /s/Luann M. Hoffman
                                           -------------------------------------
                                           Luann M. Hoffman
                                           Chief Financial and
                                           Administrative Officer