Form 10KSB
period 1996-12-31
VIDEO JUKEBOX NETWORK INC
filed 1997-03-26
CIK 803266

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                Commission file number                  0-15445
                                      -----------------------------------

                            THE BOX WORLDWIDE, INC.
                            -----------------------
                 (Name of small business issuer in its charter)

     FLORIDA                                                      59-2605267
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



     1221 Collins Avenue, Miami Beach, Florida             33139
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (zip code)

                   Issuer's telephone number: (305) 674-5000
                                              --------------

Securities registered under to Section 12(b) of the Exchange Act:  NONE

Securities registered under to Section 12(g) of the Exchange Act:

     (a) Common Stock, par value $.001 per share
     (b) 8% Convertible Preferred Stock, par value $1.00 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES   X     NO
                                                                ----    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB [   ]

The registrant's revenues for its most recent fiscal year: $26,373,546.

As of March 10 1997, the aggregate market value of shares of the registrant's voting stock (based upon the average bid and asked price of such stock as reported by the NASDAQ System of $.656) held by non-affiliates of the registrant was approximately $2,744,162. For purposes of this computation, all executive officers, directors and person who beneficially own more than five percent of the registrant's securities are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 1997, there were 24,001,781 shares of the registrant's common stock outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                               TABLE OF CONTENTS

                            ITEM NUMBER AND CAPTION



PART I .............................................................  1

     ITEM 1       DESCRIPTION OF BUSINESS ..........................  1
     ITEM 2       DESCRIPTION OF PROPERTY .......................... 15
     ITEM 3       LEGAL PROCEEDINGS ................................ 17

PART II ............................................................ 19

     ITEM 5       MARKET FOR COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS ............................ 19
     ITEM 6       MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OR PLAN OF OPERATION ........................... 20
     ITEM 7       FINANCIAL STATEMENTS ............................. 30
     ITEM 8       CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE ........................... 30

PART III............................................................ 31

     ITEM 9       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                    AND CONTROL PERSONS; COMPLIANCE WITH
                    SECTION 16(a) OF THE EXCHANGE ACT .............. 31
     ITEM 10      EXECUTIVE COMPENSATION ........................... 36
     ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT .......................... 41
     ITEM 12      CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS ................................... 47
     ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K ................. 53

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

The Box Worldwide, Inc. (the "Company") was originally incorporated in September 1985 in the State of Florida under the name, Video Jukebox Network, Inc. The Company began operations on December 20, 1985, when it leased one cable television channel in Miami, Florida. Since completing its initial public offering of securities on January 20, 1987, the Company has been expanding the distribution of its music video television programming, presently known as THE BOX.

Due to the wide brand recognition of THE BOX, the Company changed its corporate name to The Box Worldwide, Inc., in February 1997. The change will also promote the international branding strategy of the Company's programming. In addition, the Company is transferring its domestic programming distribution business into a new wholly owned subsidiary, The Box Worldwide - USA, Inc., a Delaware corporation. This will allow the Company to organize its investments, operating structures and branding of its technology and trademarks in a more efficient and economical manner. The realignment expands upon the Company's strategy of organizing its international operations in regional holding companies located in Europe, Latin America and the Pacific Rim. The Company will be able to more easily recognize the true cost of the domestic and international businesses.

The Company currently exhibits its television programming through 77 box units installed in cable television systems and 51 box units installed in low power television stations. THE BOX is available to approximately 24.3 million subscribers in 113 cities located in 34 states and in Washington, D.C., Puerto Rico, Argentina, Aruba, Chile, Holland, New Zealand, Peru, and Venezuela. Six new international boxes are slated to launch in April 1997, reaching about 7.5 million broadcast homes in Italy. During 1996 alone, The Box Worldwide launched 22 boxes serving 1.5 million cable subscribers in five countries:
Holland, Argentina, Chile, Peru and Venezuela.

The Company also broadcasts a national satellite version of THE BOX via transponder 13 on the Hughes' satellite Galaxy 7. Approximately 1.3 million households are presently receiving THE BOX through its digital satellite delivery. Transponder and uplink service are provided by WTCI, a subsidiary of Tele-Communications, Inc. ("TCI"). The previous agreement with StarNet, Inc. to provide transponder and uplink services terminated effective April 1996.
See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, Transactions with
StarNet/CEA.

THE BOX is an interactive programming service operating 24 hours per day, seven days a week. Viewers of THE BOX can passively watch THE BOX programming or can actively participate in determining its programming by selecting specific music videos. Viewers make their selections by dialing a 900 telephone number (or comparable telephone technology) and entering, via touch-tone telephone, a three-digit code assigned to the music video. This allows the viewer to directly communicate with the Company's local box computer. When the computer receives the viewer's request, an acknowledgment appears on all television screens in the local system tuned to THE BOX. Viewers selecting music videos aired on THE BOX are charged a fee. Viewers who watch THE BOX passively pay no charges above their cost for cable service. THE BOX presents approximately eight minutes of advertising each hour integrated between videos.

Transmission of THE BOX programming can be accomplished through the use of only one cable television channel, one broadcast television channel or through satellite delivery, none requiring addressable technology. Viewers do not need additional hardware to watch THE BOX or to select music videos interactively. The one exception is a digital receiver necessary for home satellite dishes to pick up the satellite transmission.

The Box Worldwide, Inc., is one of the only companies to deliver an interactive television product to millions of homes in the United States and around the globe. The Company has advanced the original analog technology to a new digital format and expects to convert all U.S. Boxes to this format by April 30, 1997. This new technology allows the Company to further localize all programming, deliver an improved on-air look, expand advertising inventory due to random access of digital files, eliminate significant operating expenditures and provide refurbished analog boxes necessary for the international expansion. See "DESCRIPTION OF BUSINESS - Transmission of Programming" for further discussion.

The Company formed a wholly-owned subsidiary, VJN LPTV CORP., in February 1994 to own and operate the low power television stations ("LPTV Stations") previously owned directly by the Company. A total of 21 LPTV stations are currently owned by VJN LPTV CORP. Twenty of these stations are now operating and carrying THE BOX programming. The Company's application with the Federal Communications Commission ("FCC") to transfer the LPTV Stations from the Company to VJN LPTV CORP. was approved by the FCC on March 22, 1994 and the assignment transfer to VJN LPTV CORP. took place shortly thereafter.

The Company began international operations in February 1992, with its launch in the United Kingdom. Over the years, the subscriber base in the United Kingdom grew from 53,000 to over 1.2 million. Fifty percent of the Company's investment in its United Kingdom subsidiary, Video Jukebox Network International Limited ("VJNIL"), a United Kingdom corporation, was sold to Ticketmaster Corporation ("Ticketmaster") on June 30, 1995. The remaining fifty percent was sold on October 30, 1996 to EMAP, Plc., ("EMAP") a publicly traded United Kingdom company specializing in youth-oriented and business media. EMAP paid the Company $4,550,000 in cash for its remaining fifty percent of the business and reimbursed the Company $1,500,000, plus approximately $200,000 in accrued interest, for the Company's outstanding loan to VJNIL. The Company also received a one-time licensing payment of $100,000 for trademark and other intellectual property rights in the United Kingdom and the Republic of Ireland. VJNIL's other fifty percent partner at the time of the transaction, Ticketmaster, also sold its fifty percent to EMAP. VJNIL and EMAP control THE BOX trademark and use of the Company's analog technology in the United Kingdom and Republic of Ireland through a licensing agreement with the Company.

In late 1995, the Company initiated further international expansion with the startup of operations in Holland. The Company formed two new entities that year, The Box Worldwide - Europe, B.V. ("TBWE"), a Netherlands B.V. company, and VJN Management Services, Inc. ("VJNMS"), a British Virgin Islands corporation. TBWE is the organization licensed to operate the Company's business activities in Europe, including all European joint ventures, licensing arrangements and broadcasting of the Company's programming. VJNMS was formed to act as the Company's representative on the Management Board of TBWE. The first interest owned by TBWE is a 50% joint venture in The Box Holland ("TBH"), a Netherlands B.V. company, which distributes the Company's programming in Holland. After an initial test in August 1995, TBH's first two boxes were officially launched during February 1996, and three more boxes were launched in March 1996. By December 31, 1996, TBH was reaching 815,000 cable subscribers through 13 boxes. TBH has signed several more cable affiliation agreements with a potential of over 1 million additional subscribers, although management cannot be assured that all operators will launch the Company's programming.

During 1996, the Company formed an additional subsidiary, Video Jukebox Network Europe, Ltd. ("VJNEL"), a United Kingdom corporation. The initial purpose of VJNEL was to be the supporting service organization for all of TBWE's European programming efforts. These efforts included obtaining the music product, producing discs and tapes, distributing the music product to the European affiliates, supporting advertising sales and the promotion and marketing of the
programming product.  VJNEL was expected to operate from London.   After a test
period, it was determined that the operational center would be placed in Holland given the concentration of growth there. This entity, while still in existence, will probably be dissolved in 1997.

The Box Worldwide - Latin America, Inc. ("TBWLA"), a British Virgin Islands corporation was formed in early 1996 to be the licensing entity for all Latin America programming affiliations. To date, license affiliation agreements have been completed with operators in Argentina, Chile, Peru and Venezuela. During December 1996, a wholly-owned subsidiary, The Box Argentina, Sri., was formed, to distribute the Company's programming product to Argentina. In early 1997, a production facility with an edit suite and duplication equipment was established in The Box Argentina's Buenos Aires headquarters. It will support the entire Latin American programming efforts serving as a production and administrative facility.

In January 1997, the Company formed a new subsidiary, The Box Italy, Srl., which is owned through TBWE and VJNMS. This entity will operate the Company's programming service in Italy, with the expected launch of six boxes reaching approximately 7.5 million broadcast homes on April 1, 1997.

Unless otherwise specified, all references to the Company herein include The Box Worldwide, Inc., VJN LPTV CORP., VJN Management Services, Inc., The Box Worldwide - Europe, B.V., Video Jukebox Network Europe, Ltd., The Box Worldwide
- Latin America, Inc., and their subsidiaries.

RECENT DEVELOPMENTS

During the fourth quarter of 1996, the Company amended its Articles of Incorporation to authorize the issuance of up to 1,800,000 shares of 6% convertible redeemable preferred stock, ("6% Preferred Stock"). Holders of these shares of 6% Preferred Stock are entitled to one vote per share at all stockholders meetings for all purposes and shall vote with the common stock as one class. The holders of the shares of 6% Preferred Stock are entitled to receive cumulative cash dividends, which accrue at the rate of $.09 per share of 6% Preferred Stock per annum. No cash dividends will be declared or paid on any shares of Common Stock or the 8% Preferred Stock (no such shares issued or outstanding at December 31, 1996) until all accrued and unpaid dividends are paid on the shares of 6% Preferred Stock. Additionally, the holders of these shares have the right to convert each share of 6% Preferred Stock into one share of the Company's Common Stock. In the event that there is any accrued and unpaid dividends due on the 6% Preferred Stock at the time of conversion, then the accrued and unpaid dividends are automatically converted into shares of Common Stock at a rate of one share of Common Stock for each $1.50 of accrued and unpaid dividends, rounded to the nearest whole share. Subject to certain redemption restrictions, the right to convert these shares is available at any time.

On December 10, 1996, the Company issued 1,666,667 shares of 6% Preferred Stock to EMAP for $2,500,000 in cash. EMAP was granted certain registration rights with respect to all of such shares for a period of five years from December 10, 1996. Legal fees and investment banking fees totaling approximately $210,000 were incurred as part of this transaction. Five years after the date of issuance, December 10, 2001 (the "Election Date"), EMAP, at its election, has the right to redeem each share of the 6% Preferred Stock for cash or convert all such shares into shares of Common Stock. If the 6% Preferred Stock is redeemed, EMAP is entitled to receive cash equal to $1.50 per share of 6% Preferred Stock, plus all accrued and unpaid dividends as of the Election Date.

Upon any liquidation, dissolution or winding up of the Company, the holders of the shares of 6% Preferred Stock are entitled to receive a payment equal to $1.50 per share of 6% Preferred Stock, plus all accrued and unpaid dividends thereon before any payment is made to the holders of any 8% Preferred Stock or Common Stock.

At that point, the holders of the shares of 6% Preferred Stock shall not be entitled to any further distribution of the assets of the Company.


TRANSMISSION OF PROGRAMMING

The Company transmits its programming signal from local operation centers in markets where THE BOX is carried. Programming is transmitted to cable systems, low power television stations, and full power television stations located in various geographical areas in the United States, Puerto Rico, Aruba, Argentina, Chile, Holland, New Zealand, Peru and Venezuela. All affiliated cable systems and low power television stations transmit their television signals to subscribers who have 900 or comparable premium telephone service. The Company also distributes its programming via satellite. For the most part, this provides service to cable systems too small to economically support an individual box unit. Home satellite dish owners initially were able to access the Company's programming. However, in order to save significant monthly satellite transponder charges, the Company moved to a digital signal. Home dish owners are now required to use a digital receiver. Until a reasonably priced digital receiver comes on the market, the home dish owner population is unlikely to receive THE BOX programming. From the satellite launch through March 1996, the Company's transponder and service was provided through an agreement with StarNet, Inc.("StarNet"). See "CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS - Transactions with StarNet/CEA."   The agreement between
StarNet and the Company for these services was mutually terminated effective April 1996. Beginning in April 1996, the Company has been receiving its transponder and uplink services from WTCI, a subsidiary of TCI.

THE BOX has been operating on a technical platform which, ten years ago, was state-of-the-art. This system has performed well and reliably in spite of the age and condition of most equipment. The Company has now completed the first stage of development of new digital technology known as The Digital Box. The Company began deploying this digital technology in the summer of 1996, with 35 digital boxes in operation by the year-end. With the completion of the sale of the Company's interest in its United Kingdom subsidiary in October and the additional investment by EMAP in December 1996, the domestic digital rollout intensified. All domestic boxes which are scheduled to be converted are expected to be completed no later than the end of April 1997. In poorer performing markets, the Company has purchased a digital receiver and will provide the satellite programming service rather than expending the funds to install a new Digital Box.

The Digital Box is now being used to deliver, store and playback music videos and other programming. The previously used video tape players and laser disc playback units have been replaced, eliminating tape and disc distribution to each local site. The Digital Box architecture offers a centralized distribution and monitoring system that is located remotely at a cable service's head end. Key advantages of the new Digital Box include digital video to store, transport and playback video segments;

flexible database-driven architecture for future growth and software maintenance; improved and extended graphical overlay capabilities; and centralized maintenance, reporting and supervisory functions.

With the Digital Box, the Company is now realizing the benefits of improved programming through delivery of high quality digital audio and video, instantaneous playback of all videos (replacing the queue time necessary with the tape decks and laser players) and the facilitation of local programming which was difficult with the analog system. The ability to update the boxes on a near real-time basis through a downlink from a VSAT satellite allows the Company to add new music, advertising and promotional elements at any time. Previously, the Company changed tapes and laser discs with these programming elements once a week, and at least five days lead time was required for new material to be compiled. This VSAT communication allows monitoring of the boxes and processing of video requests while simultaneously delivering new video elements to the field. In addition, this system now enables requests to be processed without the additional previous expense of re-routing phone calls.

The improved graphics and effects of The Digital Box allow the local cable and broadcast affiliates to brand the programming service on a market-by-market basis, with a cleaner on-air look. Management believes these important programming elements are critical to assist the sales personnel in obtaining more programming distribution and increased advertising sales. In addition, certain costs associated with operating the previous analog systems are eliminated, including tape and disc production, shipping, and tape change expenses. The telecommunications costs are reduced between our corporate headquarters and the boxes, with satellite service based on a flat monthly charge, as opposed to the previous technology's dial up through phone lines.

A significant amount of the Company's funds, approximately $4,140,000, has been used to develop and convert the domestic distribution to the Digital Box format. Management believes this conversion provides the level of localization necessary to be competitive in the U.S. cable and broadcast distribution markets. The analog boxes no longer used in these U.S. markets, are being brought back to Miami headquarters and refurbished for THE BOX's expansion internationally.
This is enabling the Company to enter new markets at a reduced cost. In addition to the new capital funding that would be required to convert all of the international installations to the Digital Box, several logistical problems, such as update of the databases, would need to be considered prior to any international digital conversion.


PROGRAMMING

Central to the Company's strategy is video music programming customized on a market-by-market basis. This emphasis on localized and interactive programming, which distinguishes THE BOX from competitors, is now being expanded with more programming options for cable systems, broadcast stations and their viewers.

THE BOX is moving from one overall playlist to four general music mixes including Pop-Rock, Mainstream, Street and Latino. Each of these musical mixes will serve as a starting point for the customization of BOX selections and interstitial programming in an individual market. Local-market demographics, radio airplay, record sales and viewer request patterns are among the primary criteria that are being used to determine and update the specific musical mixes in a community.

New programming and promotional segments also are being developed to further enhance THE BOX's impact and its identification with the local community.
Among these complementary programming elements is "BOXNews," a local entertainment news segment to provide information on local concerts, clubs and events. "BOXNews" is being designed to encourage content and cross-promotional involvement from local radio stations, local newspapers and other groups. With the rollout of the Digital Box in local markets, THE BOX is increasingly able to implement such localization of its programming and, at the same time, maintain the cost-efficiencies of national programming distribution. In addition, THE BOX is continuing to build upon its position as a pioneer in interactive programming with the development of THE BOX ON-LINE which ties into the Internet and presents opportunities in the on-line arena.

Music videos on THE BOX are played through negotiated license agreements with organizations that represent composers. The Company currently pays no fee to the distributors of these music videos played in the United States; however, there can be no assurance that the Company will continue to obtain music videos for airing in the United States at no charge or on terms deemed satisfactory to the Company. Fees are paid for performance and composer rights in international markets where the Company operates.

SALES AND MARKETING

In prior years, the Company made a minimal investment in consumer and trade marketing. The majority of the marketing emphasis has been directed to consumers through affiliations with radio stations in twenty-seven U.S. markets. These affiliations are critical to the Company's efforts to improve viewership and brand recognition among its target audience. They consist of stations in the top-twenty radio markets and seven others which provide free on-air advertising time to promote THE BOX. Local promotions also are held jointly with the radio stations. In addition, certain stations subsidize the associated production and marketing costs through the payment of annual sponsorship revenues of $10,000 to $50,000 per station.

Through cross-promotional spots and involvement in the sponsorships of local events, the Company has been able to drive viewer interest and plans on utilizing these valuable affiliations in 1997 through expanded local efforts. Two local market managers will be placed in two of the Company's key markets (Philadelphia and New York) to coordinate consumer marketing among the radio station affiliate, the cable or broadcast distributor and THE BOX. Increased marketing funds will be made available for premium materials, the cost of dances and other local events, radio promotion production and other related expenditures. Marketing efforts will continue to support distribution and advertising sales through trade publications, attendance at key industry events and sponsorships of certain industry functions.

The Company increased its in-house advertising sales staff to ten in 1996 and will maintain that level in 1997. National and direct response advertising sales continue their high growth levels, with such advertisers as Proctor & Gamble, Coca Cola, Nintendo, AT&T, Nordic Trak, Nike, Microsoft and New Line Cinema. Record advertising remains significant despite a difficult financial year for that industry. During 1996, the Company continued its promotional efforts towards obtaining top level brand name advertisers by coordinating special on-air promotions with advertising buys. For example, MCI, Nintendo, Nike and Gatorade were the corporate sponsors of the Company's 14-week summer promotion, "96 Dayz of Summer". Such advertising, marketing and promotional efforts have had a direct value-added impact on advertising sales levels. This promotional emphasis will continue in 1997, as the Company continues its focus on fewer, but more substantial, promotions. These efforts will also encompass advertisements on channels which air the Company's programming, sweepstakes promotions, magazine advertisements, direct mail solicitations and participation at industry trade shows.


COMPETITION

The television programming distribution business is highly competitive. The Company competes in varying degrees with other television programming and entertainment media. The primary competition is for available channel space on cable systems and on low power television stations. The extent of such competition depends upon the available channel capacity in an individual market.

Numerous programming services are available in all categories of programming. Several established music video programmers offer rock, country and other music video formats on cable, network and local television. Such programming ranges in length from several minutes to 24 hours per day. In addition, some of these companies have greater financial resources and a broader distribution base than the Company. Examples include MTV, VH-1; Country Music Television; BET; BET on Jazz, and Much Music. However, the Company is not aware of any music programmer that currently operates a service with the interaction and localization features of THE BOX.

REVENUES

The Company has two main operating revenue sources: transactional revenue from the viewers requesting music videos and advertising revenue. While the Company has in past years relied significantly upon transactional revenue from the 900 telephone service, advertising sales have grown rapidly. In 1993, transactional revenue and advertising sales provided 72.7% and 27.3% of operating revenue, respectively. The balance has shifted over the next few years to 48.9% and 51.1%, respectively, in transactional and advertising revenue for 1996. Given the limited number of videos that can be played on any one box in a day, it has always been management's plan to increase advertising revenue. It is anticipated that advertising revenue, as a percentage of total revenue, will continue to grow. To further increase advertising potential, playlists have been altered to eliminate certain videos considered outside mainstream programming standards. Although these videos generated significant transaction revenue, some mainstream advertisers refrained from associating their products with this programming. By eliminating many of these videos, advertising revenue increased but transactional revenue has been adversely affected.

Long distance and local telephone companies serving BOX viewers provide all accounting, disbursement and collection relating to transactional revenue from 900 telephone usage. The Company charges its viewers from $.93 to $6.00 for either single or multiple video selections. With the new digital technology, the Company will handle these transactional calls in-house, providing the opportunity to use prepaid accounts to increase net viewer revenues. The Digital Box also allows instantaneous play of videos, thereby increasing potential transaction revenue previously lost while videos were being queued up on laser player or tape machines. The Company will continue to use current funds to increase viewer demand through its advertising, marketing and promotional efforts. However, there can be no assurances that the Company will be able to expand the distribution of its programming or that the Company will be able to generate additional viewer revenues from such efforts. In addition, viewer revenues in the future may vary depending upon public acceptance of the Company's programming and the contractual arrangements involving the Company, owners of cable systems and low power and high power television stations, and the local and long distance telephone companies operating in areas where the Company desires to expand.

For the year ended December 31, 1996, the net viewer revenue from subscribers of Satellite Services, Inc. (a division of Tele-Communications, Inc.), a multiple cable system operator, represented 58.8% of the Company's domestic net viewer revenue.

The Company experiences some seasonality in its viewer revenues, which tends to be higher during the summer months when younger viewers are not in school. Similarly, viewer revenue tends to increase during holiday periods.

In 1996, the Company generated advertising and other revenue of approximately $10,349,000. This total is composed of $10,079,000 in advertising and $270,000 in miscellaneous revenue. Advertising revenue for 1996 was approximately 5% higher than the revenue generated during 1995. National advertising increased significantly (40%) between the two years, but was offset by lessened performance from the record industry which had minimal new releases and expended fewer promotional dollars. Current and potential advertisers on THE BOX consist of a diverse roster of organizations selling a variety of products and services. Some major categories are movies, personal care products, apparel, records and tapes, audio and video equipment and accessories, automobiles and motorcycles, soft drinks, alcoholic beverages, fast foods, toys, computers, candy, breakfast foods, telephone services, bicycles, sporting goods, oil and gas products and dental products. The Company plans to increase its promotional efforts towards potential advertisers. There can be no assurance, however, that the Company will generate significant advertising revenues in the future.

Miscellaneous revenues for 1996 included $125,000 in domestic and international cable carriage fee revenue, $42,000 in gains on the sale of some minor equipment, merchandise revenue of approximately $51,000 from the Company's retail store outlet, revenue totaling $50,000 from the music compilations marketed under the Company's BOXtunes label and miscellaneous other revenue of approximately $2,000.

In an effort to supplement its revenues, the Company began development in 1995 of compilation recordings of some of the top songs on THE BOX. It signed a development and production agreement with Polygram Records for a series of four compilations. The first, "The Big Phat Ones of Hip Hop," was released in August 1995 on the Company's new recording label, BOXtunes. For each compilation, Polygram pays an up-front royalty of $10,000. Over 99,000 copies of this initial recording have been sold to date. The second compilation, "The Big Ones of Alternative," was released in March 1996. Approximately 18,000 units of this recording have been sold to date. The third compilation, "The Big Ones of Dance," was released in October 1996 and has sold approximately 18,000 units to date. The fourth compilation in this series, "The Big Phat Ones of Hip Hop, Vol. 2," is expected to be released in June 1997 and to generate sales to the level of the first compilation, although such sales cannot be assured. A total of nearly $59,000 in royalty revenue has been generated on the sales of the first three compilations, with 70% from the first compilation. While this revenue is not significant, it is earned with minimal cost and has provided additional branding opportunities for the Company's trademark family.


EXPENSES

The Company's expenses and capital costs are primarily attributable to the design, assembly and installation of box units; revenue sharing arrangements with cable systems and television stations; employee salaries; telephone access charges; service charges for satellite delivery; and the operation of the Company's satellite offices in New York City and Los Angeles and the corporate headquarters in the South Beach area of Miami, Florida. The new digital boxes cost approximately $40,000 to construct and install, however these boxes will provide significant operational savings as well as improvement in programming performance. For a discussion of such savings, see "DESCRIPTION OF BUSINESS - Transmission of Programming."

The initial satellite transponder and service agreement with StarNet incurred a monthly fee of $200,000 beginning in August 1993. The Company switched the satellite transmission of its signal from analog to digital in February 1995. This resulted in monthly transponder and service fees being reduced to $110,000 per month for February, March and April 1995. Beginning in May 1995, the fees were reduced even further to a monthly total of $73,500. StarNet and the Company agreed to a termination of the services agreement effective April 1996. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with StarNet/CEA." Since April 1, 1996, the Company has received its digital satellite transponder and uplink service from WTCI, a subsidiary of TCI. The Company has been on a month-to-month service agreement with the initial
monthly charge of $42,000 and a current monthly charge of $55,000.   A
long-term agreement for services is currently under negotiation.

PROPRIETARY PROTECTION

The Company owns two United States copyrights on certain software. Since a copyright primarily protects written expression but not ideas, concepts or principles, the Company's copyrights may not afford protection against competitors who independently develop comparable software. In addition, the Company has obtained United States registrations for its trademarks "THE BOX (with design)", "Music Television You Control", "THE BOX - Music Television You Control (with design)", "THE BOX", "The Jukebox Network", and "The Jukebox Network (with design)". Applications have been filed for registration in the United States of its trademarks "Xposure", "Big Phat Ones", "P.O. BOX - Personal Objects", "BOXtalk", "BOXtunes" and "The Box Worldwide". The Company has also obtained registrations for "THE BOX (with design)", "THE BOX - Music Television You Control (with design)", "BOXtops", "BOXtalk", and certain other marks in the following countries: Benelux, France, Germany, Sweden and Peru. The Company has also filed or is in the process of filing for trademark registration of "THE BOX (with design)", "THE BOX - Music Television You Control (with design)", "BOXtops", "BOXtalk", and certain other marks in the following countries: Argentina, Australia, Brazil, Canada, Chile, Finland, Italy, Japan, Mexico, New Zealand, Norway, Portugal, Spain, Venezuela and the United Kingdom and the Republic of Ireland.

The Company has licensed VJNIL, its former subsidiary that is now owned by a United Kingdom media company, EMAP, to a 99 year license for use of its trademarks in the United Kingdom and the Republic of Ireland. While one trademark has been registered, the major filings related to "THE BOX (with design)" and "THE BOX - Music Television You Control (with design)" have not completed registration.

The Company also holds three United States patents relating to its telephone access display systems, which enable viewers to telephonically select music videos. The systems may also have other interactive television applications such as shopping, trivia, comedy, sports and general information. The Company has also received patents for its telephone access display system in Italy and Canada and has a pending application in France. In May 1995, May 1996 and June 1996, the Company filed new patent applications and addendums for the interactive video system, The Digital Box. Further, in May 1996, the Company filed an international patent with the European Union and the United Kingdom for this same digital technology. The Company plans on filing additional applications for patents in other foreign countries. There can be no assurance as to the breadth or degree of protection which such copyrights, trademarks and patents may afford the Company.


EMPLOYEES

The Company currently has a total of 94 full-time and 1 part-time employee. None of these employees is represented by a labor union. The Company considers its employee relations to be good.


GOVERNMENT REGULATION

The Company, through its wholly-owned subsidiary VJN LPTV CORP., is authorized by the Federal Communication Commission ("FCC") to operate 21 low power television stations (the "LPTV Stations"), of which the Company is currently operating 20 LPTV stations. An FCC license for the ownership or operation of a low power television station is effective for a maximum period of five years. These licenses are renewable for another five years if the licensee is in compliance with FCC rules. FCC regulations require the Company to obtain approval from the FCC prior to acquiring or selling a low power television station. Additionally, the Company is subject to certain FCC regulations and policies regulating the content of its programming and the operation of its stations. FCC licensed television stations are required to be equal employment opportunity employers and to meet certain requirements when advertising or airing political broadcasts.

A construction permit for Tallahassee, Florida was also granted by the FCC and the station is currently being built and should be operational in 1997.

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

On February 8, 1996, a new telecommunications law, the Telecommunications Act of 1996, was signed into law. This Act was the most thorough rewrite of communication law since the passage of the Communications Act of 1934. It opened up the video, local telephone and long distance markets to competition while giving the telecommunications industry the flexibility needed to invest in new technology and services. The main components which would seem to directly impact the Company are: (1) mergers and joint ventures have now been allowed between cable and telephone companies under certain conditions, such as low density or rural markets where two or more expensive telecommunications infrastructures could not be supported; (2) regulatory relief was provided for cable companies by deregulating small systems immediately and deregulating by March 31, 1996 the cable programming tiers of larger cable companies; (3) telephone companies are now allowed to offer video programming directly to customers in their service areas immediately. While the affect this law will have on the Company cannot be assured, management believes the potential of new telephone distributors and the rate relief on cable operators should provide for expanded distribution systems and overall channel capacity which should assist the Company in gaining new domestic distribution of its programming.

PROGRAMMING DISTRIBUTION

The Company exhibits its television programming, presently known as THE BOX, through the use of a satellite transponder and 129 box units in service as of March 17, 1997. Of the 129 box units, 53 box units are installed in domestic cable television systems, 24 in international cable systems, 51 box units are installed in domestic low power television stations and one box unit is utilized for U.S. satellite distribution. As of April 1996, the Company has distributed its programming via satellite on the Hughes' satellite Galaxy 7, transponder 13, a major cable satellite for the United States. Approximately
1.3 million households currently receive the satellite transmission signal nationwide. The Company's locally initiated programming presently reaches approximately 23,001,000 households, 21,474,000 domestically and 1,527,000 internationally, of which 18,225,000 and 4,776,000 households are reached by programming aired on low power television stations and cable systems with local box technology, respectively. This estimate is based upon demographic research prepared by an independent market research firm and from information obtained by the Company from cable companies and affiliates. THE BOX is being aired utilizing local box technology and the digital satellite signal in 113 cities located in 34 states and in Washington, D.C., Puerto Rico, Argentina, Aruba, Chile, Holland, New Zealand, Peru and Venezuela.

65 of the box units airing the Company's programming on cable systems are operating under program affiliation agreements with the Company. The remaining twelve box units on cable systems operate under approval from the cable systems to air the Company's programming on their channels. The Company is presently negotiating written agreements with these cable systems.

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

During 1993 and 1994, the Company was able to renegotiate the programming arrangements with all of the cable systems carrying the Company's programming. The new payment arrangement provides for affiliation fees based upon a percentage of the net viewer revenues generated by the system, with certain systems still receiving a guaranteed monthly minimum. The guarantee has been reduced to $.05 minimum per subscriber per month, with no marketing support reimbursement, as compared to the previous compensation plan of $.09 per subscriber per month. As a result, the fees paid to cable affiliates have been significantly reduced in 1995 and 1996 from the levels experienced in 1993 and 1994.

The Company, through its wholly-owned subsidiary, VJN LPTV Corp., owns 21 low power television stations, 14 of which utilize local box installations, 6 of which utilize satellite transmission in order to air the Company's programming and one in Tallahassee, Florida which is currently being built. See "DESCRIPTION OF BUSINESS -- Government Regulations." The Company has entered into programming affiliation agreements with 40 other low power television stations. The Company has options to purchase one of such low power television stations. Management is presently negotiating a written programming agreement with one additional low power television station currently airing the Company's programming.

Domestically, the Company targets its expansion on systems which have at least 20,000 subscribers. There are over 1,000 cable television systems in the U.S. that fall within this target range. Within these systems, the Company is focusing on cable systems which are in the top ten markets and which are in the process of expanding their channel capacity through rebuilds. In order to expand, the Company attempts to obtain rights to exhibit its programming by entering into program affiliation agreements with cable television systems and low power television stations located in portions of the United States having 900 telephone service. The Company is in various stages of negotiation with several cable systems and low power television stations to air the Company's programming. The Company is also addressing alternative distribution sources such as direct-to-home satellite (DirecTv, EchoStar, AlphaStar, PrimeStar and others) and wireless systems that are overbuilding their service in existing cable markets. With the digital conversion process, poorer performing boxes will be converted to the satellite service, with the focus on high performers and new markets being serviced through the new Digital Box application.

In February 1992, the Company began distributing its music video television programming in the United Kingdom through VJNIL with the launch of three box units in the London and Bristol areas. While the Company sold its remaining fifty percent of the VJNIL business in October 1996, VJNIL continues to market the programming product known as THE BOX, and given the tremendous viewer ratings success of the service, and VJNIL's current distribution of its programming through 39 box units in the United Kingdom to nearly 1.4 million subscribers, the Company's worldwide plans for brand development are enhanced.

The Company has been seeking other foreign distribution of its programming in several European, Latin American and Pacific Rim countries. The Company has allocated significant funds towards its international expansion. To date, the Company has invested this money in new operations in Holland, Argentina, Chile, Peru, New Zealand and Venezuela as well as corporate departmental expenses such as salaries, travel, trade advertising, trademark protection, marketing and international cable industry events. The Company will also be funding new operations in Italy beginning in April 1997, which will support the distribution of its programming to over 7.5 million full-power broadcast homes in six Italian markets, including Rome and Milan. At this time, beyond the countries in which the Company is currently participating, management has determined that no further international expansion can occur until additional financing is obtained.


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

The Company has expanded its office space in the Miami Beach corporate headquarters by leasing approximately 9,000 square feet of additional space at 1205 Washington Avenue. This space is primarily used to house the Company's cable and broadcast affiliate sales staff, finance and administrative staff and to provide an assembly point and warehouse for digital box deployment. The five year lease, which expires on December 31, 2000, provides for lease payments of approximately $8,000 per month for the first year of the term, increasing to $9,724 per month for the fifth and last year of the lease. The Company has the right to renew the lease for an additional three years subject to the negotiation of a new rental rate, based upon the then-current market rate.


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

The Company had previously leased office space for its affiliate sales and marketing department in Philadelphia, Pennsylvania, pursuant to a lease which expired on February 28, 1997, at an annual rent of approximately $43,000. Beginning in November 1995, the Company left the space, with the existing employees relocated to a consolidated Eastern region office at the Miami Beach corporate headquarters. On November 20, 1995, the Company began a sublease of the space to a local telecommunications company at a rent which was approximately 60% of the Company's monthly obligation under the lease. The sub-lease agreement terminated on the last day of the Company's original lease.

An additional sales office location in Denver was opened in 1994 under a three year lease which expired in January 1997, at an annual rental of $11,418. The Company decided to close its Denver office and began, on August 1, 1995, to sub-lease the office space through the remainder of the term at a rent which approximated the Company's obligation under the original lease.

The Company also leases small facilities or equipment sites in Gainesville, Orlando and Jacksonville, Florida; Montgomery, Tuscaloosa and Birmingham, Alabama; Savannah, Georgia; Des Moines, Iowa; Indianapolis, Indiana; Baton Rouge, New Orleans and Shreveport, Louisiana; Detroit, Michigan; Jackson, Mississippi; Durham and Raleigh, North Carolina; Memphis, Tennessee; Minneapolis, Minnesota; Louisville, Kentucky and Champaign, Illinois. These leases expire at various times ranging from one to three years.

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

HCI subsequently filed a motion to dissolve the orders granting the Company the writ of replevin and temporary injunction. On October 8, 1991, the Circuit Court dissolved the writ of replevin and temporary injunction. On October 31, 1994, the Circuit Court determined that HCI was entitled to attorneys fees in the amount of

$22,665 and costs of $2,490. The Company paid such sum from the $35,000 bond amount which had been deposited with the Circuit Court in 1991. In the claim for damages for the wrongful replevin, Barone was seeking damages for his claim of mental pain and suffering as a result of the Company seeking the writ of replevin and executing such writ through the lawful means of the Sheriff of Broward County. HCI was seeking: (I) attorneys' fees in excess of $100,000 concerning the dissolution of the writ and for the proceedings related to the issue of damages; and (ii) damages for loss of the use of the property seized. The Circuit Court has determined that additional damages, if any, as a result of the wrongful issuance of the prejudgment writ of replevin and temporary injunction could not be determined until a final judgement is rendered on the merits of the case. The Company filed a motion in July 1995 for partial summary judgment seeking a Circuit Court order that Barone is not entitled to any damages for mental pain and suffering. A hearing on the Company's motion is scheduled for June 1997. A trial of the case is also scheduled for June 1997.

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

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "BOXW." The following table sets forth the high and low bid prices in U.S. Dollars of the Common Stock as reported by the NASDAQ System for each quarter during the 1996 and 1995 calendar years:



                                   Market Price (1)
                                   ----------------
                      1996 Quarters                 1995 Quarters
                     ----------------             -----------------
                      High        Low             High          Low
                      ----        ---             ----          ---
  Fourth               15/16       1/2             2-7/16       1
  Third               1-9/16       9/16            2-1/8        1-1/8
  Second              2-3/16      1                1-9/16       1
  First               2           1-1/16           2            1-3/8

----------
(1) The quotations reflect interdealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On March 10, 1997, there were approximately 269 holders of record of the Company's common stock. This number does not include any adjustment for stockholders owning common stock in "street" name, which the Company believes represents at least an additional 2,000 stockholders.

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

Further, no cash dividends may be declared or paid on any security of the Company until all accrued and unpaid dividends are paid on the shares of the Company's 6% Convertible Redeemable Preferred Stock. See "DESCRIPTION OF BUSINESS - Recent Developments."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995.

Overview

For the year ended December 31, 1996, the Company realized a net income of $1,166,784 as compared to a net income of $485,058 for the year ended December 31, 1995. In both years, the Company experienced gains from fifty percent sales of its former United Kingdom subsidiary, Video Jukebox Network International Ltd. ("VJNIL"). The first sale in June 1995 of fifty percent of this former subsidiary resulted in a gain of $1,376,899. The second sale, for the remaining fifty percent, in October 1996, resulted in the recognition of a $5,758,940 gain in the year ended December 31, 1996.

The 1996 results also reflect the increasing investment costs associated with the Company's international expansion. With the expenditures necessary to initiate the international operations in Holland, Argentina, Chile, Peru and Venezuela, as well as sales development expenses for other markets, including the January 1997 launch of THE BOX in New Zealand and the anticipated April 1997 launch of The Box Italy, over $2.7 million in losses were incurred in the year ended December 31, 1996. This compares with an international loss of approximately $1.6 million for the same 1995 period.

In order to segregate the results of operations for the domestic and international divisions, the Company has created a new reporting structure which will be in place by the second quarter of 1997. As indicated under "DESCRIPTION OF BUSINESS - Introduction," the Company has changed its name to The Box Worldwide,Inc., effective February 20, 1997. A corporate restructuring will segregate domestic operations from the international operations and from the purely corporate functions. Domestic operations will be reflected through a new wholly-owned subsidiary, The Box Worldwide - USA, Inc., formed as a Delaware corporation in March 1997. Previously established subsidiaries, The Box Worldwide - Europe, B.V. and The Box Worldwide - Latin America, Inc., will contain the operating results and development costs from those respective regions. All other international regions and general corporate charges, to the extent they are not allocable to a reporting unit, will be reported through The Box Worldwide, Inc. The Company intends to report its operating results in the future through consolidating statements. Revenues reported have always been accurately segregated; for the results for the year ended December 31, 1996, however, no such expense allocations between domestic and international operations have occurred other than the segregation of all direct international expenses. In future periods marketing support and administrative costs, for example, will be allocated as appropriate between the respective U.S. and international operating entities.

A domestic net loss, exclusive of direct international development costs, charges for international operational losses and the gain on the sale of the remaining fifty percent of VJNIL, totaling approximately $1.8 million was experienced for the year ended December 31, 1996. This compares to similarly defined domestic income of approximately $730,000 for the same 1995 period. Most of the decrease in domestic operating results came from the negative effects on gross viewer revenues when the Company's programming was removed from cable carriage on fourteen boxes in two cable systems in New York City and Detroit. Net viewer revenues decreased by $2.5 million, essentially the entire difference between the 1996 and 1995 operating results.

Revenues

Advertising and other revenues increased by approximately $541,000 for the year ended December 31, 1996 as compared with the same 1995 period. National advertising accounted for the majority of the increase, with sales improving 40%, or approximately $1,523,000 for the year ended December 31, 1996 from the comparable period in 1995. Proctor and Gamble, PepsiCo products, Helene Curtis, MCI, Nintendo, Coors, Nike, and various other national consumer products all advertised on THE BOX in 1996. Coca Cola and Microsoft have now signed up for 1997 and nearly $4.6 million in advertising has already been booked for the year. However, management cannot be assured that all booked revenue will actually be earned.

Direct response advertising, which consists of promotional and interactive spots such as Nordic Trak, AT&T, plus psychic and chat lines, improved 50% for the year ended December 31, 1996, totaling approximately $1,931,000 as compared to $1,286,000 for the same prior year period.

Record advertising decreased approximately $1,573,000 in calendar year 1996 as compared to 1995, the first time such a year-over-year comparison resulted in a decrease. Part of this decrease occurred due to the change in music mixes throughout the Company's localized interactive boxes. In the past the Company had relied almost exclusively on advertising of rap artists which is no longer compatible with the programming offered in all of the Boxes. Further, 1996 was a dismal year for record labels, as well as for retailers. (Two of the Company's retail advertisers declared bankruptcy in 1996.) This industry downturn resulted in minimal promotional efforts during the first quarter of 1997. Record advertising is expected to improve in 1997, although it cannot be assured.

Advertising revenues for 1995 included approximately $138,000 from sales in the United Kingdom during the first six months of the year. Effective June 30, 1995, when the Company sold its fifty percent of VJNIL, all United Kingdom operations were then accounted on the equity method. No advertising sales were realized for any consolidated international operations during 1996. While it cannot be assured, international advertising is anticipated to increase significantly in 1997, due to subscriber increases in Holland and Argentina and the April 1997 broadcast launch of Italian operations.

Miscellaneous revenues for 1996 included $125,000 in domestic and international cable carriage fee revenue, $42,000 in gains on the sale of some minor equipment, merchandise revenue of approximately $51,000 from the Company's retail store outlet, revenue totaling $50,000 from the music compilations marketed under the Company's BOXtunes label and miscellaneous other revenue of approximately $2,000.

The decrease in net viewer revenues results from the net effect of reduced domestic gross viewer revenues (negative effect of $2.4 million), as offset by the related reduction in the telephone service provider's billing and collection charges (positive effect of $298,000), the reduction in international viewer revenues (negative effect of $465,000) and the reduction in chargebacks experienced when consumers failed to pay for their requested videos (positive effect of $67,000).

Gross viewer revenues, which resulted from the interactive telephone calls to THE BOX for video selections, decreased from $14.6 to $12.2 million, a difference of approximately $2.4 million or 16% from calendar 1995 to 1996. Approximately $1,914,000 related to the loss of carriage on New York City and Detroit cable systems. The remaining 3% of the decrease resulted from a lower average performance per box during the second half of 1996. This decrease in average performance may be attributed to certain factors involving both the Company and the music industry. THE BOX removed certain violent or sexually explicit videos from its playlists which typically generated a significant number of viewer requests. The Company also has introduced request emulation when no viewer requests were in the queue. Further, performance of Boxes had often been affected in 1996 by a relative lack of compelling new product from the music industry.

In July 1996, the Company accelerated its efforts to localize the music mix and other programming to maximize consumer appeal. Through the technical advancements of the Digital Box, the Company is better positioned to develop locally tailored playlists that more closely reflect the specific needs and interests of individual communities. The Digital Box allows further refinements including differentiation of programming by daypart, greater control over multiple plays of the same video, and more sophisticated request emulation.

As the Company moves forward to improve its product, the interests of various constituencies must be balanced. This involves engaging viewers and remaining cognizant of the concerns of cable operators and advertisers. While many young viewers of THE BOX seek controversial videos, cable operators and advertisers generally wish to avoid them. This is particularly true for the harder edge videos that competitors of THE BOX also have run. However, with repeated viewer requests on THE BOX, this type of video generally has been more prominent on the Company's music television service than on its competition. A more stringent policy towards playlist content has made THE BOX more mainstream, while, at the same time, maintaining its reputation for innovation and attractive programming.

THE BOX also is taking additional steps to balance its appeal to both the passive and the transacting audiences. Request emulation is increasing the attractiveness of the service to passive viewers who look for engaging and continuous music programming, prefer less emphasis on a request menu and want fewer repetitive plays of the same music video selection. The needs of advertisers and cable operators are generally more closely aligned with these passive viewers. They also prefer a channel that is in continuous use, especially as an environment for their commercials. A careful use of the menu, however, is important to prompt requests from transactional viewers. The Company continues to make enhancements to serve both audience groups.

With lower domestic viewer revenues, the eight percent billing and collection charges imposed by the Company's telephone service provider were reduced. Therefore, an offset to this gross revenue decrease is the reduction in billing charges of approximately $298,000.

Revenue from international boxes decreased by a net of $465,000 due to the inclusion of United Kingdom revenues in consolidated results for the first half of 1995. Only interest in equity of unconsolidated entities was reported for calendar year 1996 when the Company became a fifty percent owner ($645,000 decrease). This decrease was offset by an increase in international revenues of approximately $180,000 for new international launches in Holland, Argentina, Chile, Peru and Venezuela in 1996. See Footnote 7 to the Financial Statements for comparative results of the international operations.

An additional component of net viewer revenues relates to the adverse effect of domestic customers who deny having made music video requests on THE BOX. International consumers are not allowed to refute these charges, so no chargebacks occur. In an effort to reduce chargebacks from telephone companies, the Company is in its third year of call blocking for previous non-paying customers and applying credit limitations for all its interactive viewers. The information necessary to institute these policies had not been previously available from the Company's telephone service provider. After nearly three years of these procedures, the Company has seen the chargeback rate reduced from over 16.7% in 1994, to under 12% for 1995 and 1996. Chargebacks for the year ended December 31, 1996 totaled approximately $1,576,000 as compared to $1,642,000 for the same prior year period. While domestic revenues decreased significantly, the chargeback levels were not significantly different between the years 1995 and 1996. This was due to an adjustment of $210,000 made to reduce the accumulated chargeback reserve in 1995. No such adjustment was made in 1996.

Costs and Expenses

Domestic expenses for affiliate fees, site costs and telephone services were 62.4% and 48.9% of net viewer revenues for the years ended December 31, 1996 and 1995, respectively. These expenses as a percentage of net viewer revenues is up significantly for 1996 since a large portion of the affiliation fees, site costs and telecommunications charges are fixed per location. With the reduced level of domestic viewer transactional revenues, these expenses as a percentage of revenues increased. The growth in expenses of approximately $104,000 between the years ended December 31, 1996 and 1995 was primarily due to an increase in low power television affiliation and site cost fees of approximately $508,000. Most of this increase resulted from a new affiliation with a New York City low power station broadcasting from Queens, for which affiliation fees totaling approximately $392,000 were incurred from February through December 1996. When THE BOX was no longer offered by the New York City cable system, it launched on this new low power station. Along with two other low power stations already on the air in New York City, THE BOX maintained quality coverage of the market without cable distribution. This low power affiliation from Queens was terminated on January 31, 1997 to reduce carriage fees expenditures since the other two low power stations had improved their signals and are now covering a
majority of the market at lower affiliation fees.   The remainder of the
increase in low power affiliation fees related to new launches of LPTV affiliated boxes. Still another factor in the increase in these expenses relates to the satellite transponder and uplink fees of $382,000 paid for satellite service of THE BOX. Beginning in April 1996, this expenditure was contracted with an unrelated third party. In prior years and through the end of March 1997, the fees for satellite transponder and uplink services were paid to a related party and were included in the related party expenditure category in the financial statements.

These increased expenses were offset by decreases in the cable affiliation fees of approximately $594,000. This relates to the removal of the Company's programming from the New York City and Detroit cable systems in 1996 (carriage fee savings of $439,000) and to reduced payments for other affiliations based upon lower viewer transactional revenues ($155,000). Other factors include a decrease in the low power television site costs due to renegotiation of certain agreements ($28,000) and a decrease in domestic transport and telecommunications expense due to the reduced levels of viewer transactional
revenues ($42,000).   The final component of the change in this expenditure
category between 1996 and 1995 relates to international operations. While operations were initiated in several Latin

American countries and Holland during 1996, these affiliation and related expenses were lower in 1996 than those incurred in the first six months of 1995 for the United Kingdom operations consolidated for that period ($122,000).

Consolidated distribution, general and administrative expenses for the year ended December 31, 1996 increased by approximately $1,855,000, from $13,993,000 in 1995 to $15,848,000 in 1996. This increase can be divided into the net effect of these components: an increase in domestic expenditures of approximately $1,420,000; an increase in international development expense of $266,000; an increase of approximately $941,000 in international costs related to the new operations; and the offset from the elimination of approximately $772,000 in United Kingdom operating expenditures. These United Kingdom expenditures were consolidated in the results for the first six months of 1995, while accounted for under the equity method once the Company sold 50% interest in the subsidiary on June 30, 1995.

For domestic operations, the majority of the higher expenses related to salaries and benefits for an expanded affiliate sales team, additional advertising sales personnel, marketing staff and production department support. With the Company pursuing growth in advertising revenues, localized programming, expanded distribution and improved viewership, these increased personnel costs of approximately $1,248,000 were deemed essential to achieve these important objectives.

Increased national and direct response advertising sales revenues in 1996, as compared with 1995, resulted in higher agency commissions of approximately $343,000. Cost of sales associated with merchandise sold through the Company's retail operation was approximately $33,000 higher for the year ended December 31, 1996, as compared with the same prior year period. This was due to the increased sales by the retail store. The Company will be closing the store at the end of the first quarter of 1997, because of its overall unprofitable nature. Therefore, an inventory reserve of approximately $58,000 was established in the December 31, 1996 financial statements. This deletion of operations is expected to save the Company over $100,000 in operating expenditures for 1997. The Company also expended approximately $160,000 more in operations, office and administrative costs during the year ended December 31, 1996 than in to the same prior year period. The majority of these increased charges related to support for the Company's information systems and general operational costs. Domestic legal expenses increased by approximately $17,000 in 1996 as compared with 1995. This was due to special work on cable operator agreements with regard to exclusivity issues and for fees associated with agreements for on-air promotions.

Offsetting these domestic increases were decreases in trade advertising, consumer marketing, research, industry events and travel and entertainment expenses of approximately $180,000 as a result of the Company deferring the development of its new marketing campaign until 1997. Participation in several industry trade events also were reduced in order to control costs. While trade advertising will likely increase in 1997, the costs for trade events should remain low and possibly even decrease given the termination of several state association shows in the cable industry.

A decrease of $173,000 in production, discs and shipping costs resulted from more in-house production and the use of VSAT technology to update the Digital Box programming. With the installation of the Digital Box in thirty five locations by the end of 1996 replacing aged analog equipment, repairs and maintenance decreased by approximately $53,000 for the year ended December 31, 1996 as compared with the same prior year period. Music costs associated with the Company's revenues decreased approximately $25,000 for the 1996 calendar year as compared with 1995 due to the lower overall revenue levels. Further, the Company realized approximately $8,000 in reduced expenses previously associated with outside sales representation agency commissions by handling the national advertising sales function completely in-house for all of 1996 and for all but one account in 1995.

Investment spending for the development of international operations was approximately $266,000 higher for the year ended December 31, 1996 than the same prior year period. The majority of this spending related to salaries and benefits for hiring marketing and operational development personnel (increase of $162,000). The remainder related to trade advertising, trade events, travel and entertainment (increase of $60,000) and legal and administrative expenditures (increase of $44,000).

Distribution, general and administrative expenses from international operations increased by approximately $941,000 for the year ended December 31, 1996, as compared to the same prior year period. These expenses related to start-up operations in Holland, Argentina, Chile, Peru and Venezuela, which launched in 1996 and incurred minimal expenses in 1995. The increased expenditures involved were: operations, office and administration ($253,000); marketing, research, trade advertising, travel and events ($194,000); salaries and benefits ($316,000); legal ($147,000); and production, discs, tapes and shipping ($31,000).

As noted previously, six months of expenditures for United Kingdom operations are included in the consolidated operations of the year ended December 31, 1995 as compared with the equity method of accounting for the ten months that the entity was 50% owned during 1996. Therefore a decrease of $772,000 in distribution, general and administrative expenses associated with United Kingdom operations was realized.

Satellite transponder and service fees for the Company's satellite distributed programming resulted in related party expenditures of $245,000 and $1,163,000 for the years ended December 31, 1996 and 1995, respectively. This amounted to a reduction of $918,000 in related party expense. In February 1995, the Company switched its satellite signal from analog to digital, thereby reducing the monthly charge from $200,000 for January 1995 to $110,000 for February, March and April 1995. Beginning in May, 1995, the Company paid $73,500 per month for transponder and uplink services. The Company terminated its satellite agreement with StarNet effective April 1996. WTCI, a subsidiary of Tele-Communications, Inc., is now providing the satellite transponder and uplink services via the Hughes' satellite Galaxy 7, transponder 13. For the period April through December 1996, the transponder and uplink service charge was $42,000 per month, and the total of $382,000 in expense was included in the expense category "Affiliate fees, site costs and telephone service" of the Company's financial statements. Beginning in January 1997, the fee increased to $55,000 per month. The Company is negotiating a long-term agreement with WTCI for these services, which are now provided on a month-to-month basis.

Consulting fees of approximately $161,000 were incurred in 1995 related to the reimbursement of the salary and benefits of an Island Trading Company, Inc. ("Island") employee utilized by the Company during 1995, with no comparable expense for 1996. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with Island." In 1996 and 1995, the Company also incurred rental expense of approximately $527,000 and $509,000, respectively, payable to Island for its new corporate headquarters. Additionally, the Company has developed its own voice recognition system and intends to process its 900 number calls internally without the use of an outside service bureau, which is expected to result in significant savings in future periods. The Company and TelVue, Inc. ("TelVue") have agreed to a termination of the service bureau agreement. As a settlement for this termination, the Company agreed to reimburse TelVue $284,619 for costs it incurred for software development and the conversion of equipment originally purchased to service the Company. This payment was accrued in 1996, although the payment was made in January 1997. There was no comparable related party expense for the year ended December 31, 1995.

Depreciation and amortization expenses for the year ended December 31, 1996 increased by approximately $212,000 or 17.3% from the comparable prior year due to the development and installation costs associated with the new Digital Boxes for 1996.

Stock and warrant compensation, a non-cash expenditure, decreased by approximately $213,000 for the year ended December 31, 1996 as compared to the same prior year period. The only stock compensation in 1996 related to a stock grant to the Company's President and CEO. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Other transactions."

Due to the gain realized on the sale of the remaining 50% interest in its United Kingdom subsidiary and the net income recognized for 1996, the Company will be required to pay approximately $15,000 in alternative minimum taxes for 1996. This payment is necessary despite significant net loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 2.45 to
1.00 at December 31, 1996 as compared to 2.67 to 1.00 at December 31, 1995. At December 31, 1996, the Company's current assets exceeded its current liabilities by approximately $6,682,000.

The Company has utilized a significant amount of cash during 1996, with approximately $5.0 million used for capital expenditures, equipment and software related mainly to the initial wave of development and installation of the Company's Digital Box technology, including base digital support equipment and enhancement to its in-house computer system during the past twelve months, plus costs associated with expanding the Company's office space in New York and Miami Beach. The Company believes that the newly developed technology known as the Digital Box is a critical element of the Company's future. The marketing advantages provided by the Digital Box will allow enhanced localized programming and advertising plus programming improvements through enhanced audio and video quality, superior graphic quality, consumer friendly responsiveness (such as nearly immediate video play), and the operational efficiencies such as reduction of expenses associated with the manual process of tapes, discs, weekly change outs of music product and limited availability for advertising, all move the Company towards deploying the Digital Box in replacement of all boxes. By April 30, 1997, the Company expects to have replaced all remaining domestic analog boxes in the field with the Digital Box with the exception of certain low performing boxes, which will be switched to the Company's satellite box at a cost of approximately $2,500 per location.
The completion of this deployment will cost the Company approximately $3.0 million in 1997 expenditures. There can be no assurance that this new technology will result in additional distribution, additional advertising sales or higher viewership. In the future, a digital rather than analog box will be deployed at new domestic affiliate locations. Analog box equipment taken out of domestic service will then be available for deployment internationally, reducing the Company's cash requirements for expansion in new and existing international markets.

Nearly $2.0 million was spent in advances of operating expenses for the Company's international operations, specifically Holland, Argentina, Venezuela, Chile and Peru. Another $1.1 million was spent for corporate international development expenses.

In February 1996, the Company entered into a five-year agreement with an unaffiliated party to purchase satellite receiving equipment and satellite transponder time for sending digitized video segments from the Company's headquarters to the various box unit locations at cable head end and broadcast station sites. The minimum cash commitment of the Company under this agreement is approximately $1.9 million, of which approximately $877,000 has already been paid through February 1997.

On October 30, 1996, the Company completed the sale of its remaining 50% equity interest in VJNIL to EMAP, a United Kingdom based media group with interests in consumer magazines, business communications and radio. Simultaneous with its purchase from the Company, EMAP acquired the remaining 50% interest in VJNIL from Ticketmaster. EMAP paid the Company $4,550,000 in cash for the Company's equity interest in VJNIL and $1,500,000 plus $200,000 in accrued interest to reimburse the Company for a loan previously made to VJNIL. The Company has realized a gain of $5,758,940 related to this transaction. In December 1996, EMAP also invested an additional $2.5 million in the Company through the purchase of 1,666,667 shares of 6% Preferred Stock at $1.50 per share, which may be converted into an equal number of shares of Common Stock.

The Company plans to use these funds to: (I) fully implement the Digital Box, replacing virtually all domestic analog boxes in the field with a digital box or a conversion to satellite service; (ii) expand the distribution of the Company's programming by constructing and installing additional box units with the new digital technology; (iii) advertise, market and promote the Company's programming including the staffing of a larger cable affiliate sales staff;
(iv) research, develop, maintain and improve the Company's software and equipment including the continued development of the digital box; (v) fund working capital; and (vi) fund certain international programming ventures, such as The Box - Italy which is expected to launch by April 1997 and according to the Company's initial projections will require nearly $1.2 million in cash and equipment contributions within its first eighteen months of operation.

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

Chargebacks of the Company's phone call revenue have been reduced by blocking requests of viewers who have a history of denying having made music video requests and applying credit limits on customer accounts. As the Company obtains additional information about its customer base and improves upon the time taken by the Company's phone provider to report denied payments, the Company believes it will be able to continue to reduce chargebacks further.
With the implementation of the new prepaid video program, the Company also anticipates reduced chargebacks, reduced transportation and telecommunications expenses as well as elimination of the eight percent billing fee imposed on all gross transactional revenue handled by the Company's current telephone service provider. The Company is also reviewing the use of other telephone service providers as well as the possibility of handling all transactional calls through its own telephone system. While exact cost savings are not known, and cannot be assured, significant savings would be expected if such a complete transfer were to occur.

The Company believes that its current financial position, with its current level of operations, will be sufficient to meet its cash requirements over the next twelve months.



ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto are included herein beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information with respect to the executive officers and directors of the Company:



     NAME                   AGE     POSITION WITH COMPANY
     ----                   ---     ---------------------
H. F. Lenfest               66      Chairman of the Board of Directors

Alan R. McGlade             42      President, Chief Executive Officer and
                                     Director

J. Patrick Michaels, Jr.    52      Vice Chairman of the Board of Directors and
                                     Acting Chief Operating Officer

Luann M. Hoffman            40      Chief Financial and Administrative Officer
                                     and Secretary

E. Paul Sartain             34      Vice President -- Operations

Chris Blackwell             59      Director

David Burns                 36      Director

Stanley H. Greene           40      Director

Christopher Innis           36      Director

Robert Puck                 46      Director

Joel S. Rudich              60      Director

Leonard J. Sokolow          40      Director

Louis Wolfson               42      Director

H.F. Lenfest has served as a director and Chairman of the Board of Directors of the Company since December 16, 1993. Mr. Lenfest is also the President and Chief Executive Officer and a director of Lenfest Communications, Inc. ("LCI"). LCI, through its subsidiaries, including StarNet, Inc. and StarNet Interactive Entertainment, Inc. collectively, the "Lenfest Group"), is engaged in operating cable television systems and providing cable advertising, programming and message services. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. Lenfest is also the majority stockholder of TelVue Corporation, a company engaged in providing ANI telecommunications services to the cable television industry for the automated ordering of pay-per-view features and events. Mr. Lenfest's principal occupation since 1974 has been serving as the President and Chief Executive Officer of LCI and the Lenfest Group. In addition, Mr. Lenfest has been a director of TelVue Corporation since November 1989 and a director of Liberty Media Corporation since October 1990.

Alan R. McGlade has served as a director since December 16, 1993 and was the Acting Chief Executive Officer of the Company from December 16, 1993 through December 31, 1994. Since January 1, 1995, Mr. McGlade has been serving as President and Chief Executive Officer of the Company. Mr. McGlade was the President of StarNet, Inc. from August 1, 1991 through December 31, 1994. From August 7, 1993 through December 31, 1994, Mr. McGlade also served as the President of StarNet Interactive Entertainment, Inc. In August 1987, Mr. McGlade founded and served as President of Cable Advertising Partners, operating under the name Adlink, a company which provided advertising services to a group of major multiple cable system operators ("MSOs") and which was the first to use satellite for the interconnection of MSOs. Prior thereto, Mr. McGlade was Vice President, Programming at Falcon Communications, Inc., a Los Angeles, California-based MSO.

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

David Burns has been serving as a director of the Company since September 14, 1995. Mr. Burns is the Executive Vice President and Chief Operating Officer of Communications Equity Associates, Inc., an investment and merchant banking firm specializing in the media, communications and entertainment industries. Mr. Burns joined Communications Equity Associates, Inc. in 1990 as Controller and served as Vice President in the entertainment division from January 1992 to July 1995, at which time he was promoted to his present positions as Executive Vice President and Chief Operating Officer. From 1984 to 1990, Mr. Burns was an accountant in the tax department of Arthur Andersen & Co. Mr. Burns is a certified public accountant and a registered representative with the National Association of Securities Dealers, Inc.

Stanley H. Greene has been serving as a director of the Company since February 1996. On January 1, 1997, Mr. Greene was appointed President of the new, to be formed in March 1997, wholly owned subsidiary of the Company, The Box Worldwide
- U.S.A., Inc. Previously, from February 1994 through December 1996, Mr. Greene served as a Vice President of Bell Atlantic Corporation in charge of various projects, including total quality management and competitive response initiatives. In June 1995, Mr. Greene was appointed to position overseeing the rollout of Bell Atlantic's wireline and wireless video service in specific markets. Prior to joining Bell Atlantic, Mr. Greene was the Vice President and General Manager of Greater Media's Philadelphia, Pennsylvania cable system, where, in 1993, he launched an "a-la-carte" cable programming package. From 1990 to 1993, Mr. Greene was a General Manager and later a Vice President with Lenfest Communications. Mr. Greene is a graduate of the University of Pennsylvania and has been inducted into the Hall of Fame of the National Association for Minorities in Cable.

Christopher Innis has served the Company has a director since September 20, 1996. For the past three years, Mr. Innis has served as Director of Corporate Strategy for EMAP, plc., a United Kingdom media company. Previously, from 1989 to 1994, Mr. Innis served as a media specialist for Hambros Bank in London.

Robert Puck has served the Company has a director since September 20, 1996 and previously served as a director from August 1988 through August 1993. For the past twelve years, Mr. Puck has served as the Secretary and Treasurer of National Brands, Inc., an investment management and administration firm. Mr. Puck is a Certified Public Accountant.

Joel S. Rudich has been serving as a director of the Company since September 30, 1992. Mr. Rudich has been President and Chief Executive Officer of Coaxial Communications ("Coaxial") since 1990 and was President and Chief Operating Officer of Coaxial from 1984 to 1990. Coaxial is a regional multiple cable system operator.

Leonard J. Sokolow has been serving as a director of the Company and as a director of VJNIL since September 30, 1992. Since September 1, 1995, Mr. Sokolow has been President of Union Atlantic L.C. and since August 1993, Mr. Sokolow has been President and Chief Executive Officer of Genesis Partners, Inc., which companies provide domestic and international investment banking and financial advisory services to a variety of organizations. Since June 1994, Mr. Sokolow has served as Chairman of the Board and President of The Americas Growth Fund, Inc., a closed-end management company investing in equity and debt securities of emerging and established companies which are strategically linked to the Caribbean and Latin America. Since September 1995, Mr. Sokolow has been of counsel to the law firm of Lucio, Mandler, Croland, Bronstein, Garbett, Stiphany & Martinez, P.A., which serves as the Company's general counsel. From March 1990 to July 1993, he served as Executive Vice President-Operations, Administration and Finance of Windmere Corporation ("Windmere"). From February 1989 to March 1990, he was Senior Vice President of Windmere and from May 1988 to February 1989, he served as Vice President. Mr. Sokolow was Windmere's Corporate Counsel from May 1988 to December 1988 and served as General Counsel from December 1988 to March 1990. Since March 1990, Mr. Sokolow has served as a director for Catalina Lighting, Inc. For more than five years prior to joining Windmere, Mr. Sokolow was associated with Hornsby & Whisenand, P.A., a Miami, Florida law firm, and for one year he was a partner of such firm. Mr. Sokolow is a Certified Public Accountant.

Louis Wolfson, III has been serving as a director since September 20, 1996.
Mr. Wolfson is partner and investor of Venture W Corporation, a private venture capital firm specializing in broadcast, entertainment and cable television related industries, and of Venture Realty Properties, a private real estate development company. Mr. Wolfson is also the president of Venture LW Corporation. Mr. Wolfson serves as the Chairman Emeritus of the Miami-Dade Community College Foundation Board of Directors and as a trustee of the Miami Dade Community College and the Mitchell Wolfson Sr. Foundation.

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Messrs. Lenfest, Michaels, Blackwell, Burns, Innis, Puck, Wolfson, McGlade and Greene do not receive any additional compensation for serving as a director or committee member, although Mr. Greene was paid as a non-employee director during 1996, prior to becoming a Company employee. Non-employee directors of the Company receive $10,000 per year for serving as a director. In addition, three non-employee directors were granted certain options in 1995 and 1996 to purchase shares of the Company's common stock pursuant to the Company's Non-Employee Director Plan. Such options are subject to the prior approval of Liberty VJN. See "EXECUTIVE COMPENSATION - Option Grants to Non-Employee Directors." All directors, whether salaried or non-salaried employees, are reimbursed for their expenses incurred in connection with their duties as directors of the Company.


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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements, with the exception of one Form 3 report not yet filed by Mr. Innis, one Form 3 report not timely filed by Mr. Puck and one Form 3 and Form 4 (covering one transaction) not timely filed by Messrs. Bonn and Natalicchio.



ITEM 10. EXECUTIVE COMPENSATION

The following two tables provide certain information concerning the compensation paid to persons who served as the Company's chief executive officer during the 1996 fiscal year and other executive officers of the Company who received salary and bonus in excess of $100,000 for the 1996 fiscal year (collectively referred to as the "Named Executive Officers").









               (Remainder of the page intentionally left blank.)

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and other compensation paid or accrued by the Company and its subsidiaries to the Named Executive Officers for the fiscal years ended December 31, 1996, 1995 and 1994:






                                    Annual Compensation                                Long Term Compensation
                           -----------------------------------------     -----------------------------------------------------
                                                                                         Securities
                                                                                         Underlying
                                                        Other Annual     Restricted        Stock        LTIP       All Other
Name/Position              Year    Salary      Bonus    Compensation     Stock Awards     Options      Payouts    Compensation
-------------              ----    ------      -----    ------------     ------------    ----------    -------    ------------

Alan McGlade/              1996   $217,200      0            0            $32,813 (2)        0            0            0
Chief                      1995   $207,200      0            0                0           300,000(3)      0            0
Executive Officer (1)      1994      0          0            0                0              0            0            0

Les Garland/               1996   $240,000   $ 88,634        0                0              0            0            0
Executive                  1995   $220,000   $117,808        0                0              0            0            0
Vice President ( 4)        1994   $200,000   $ 65,374        0                0           230,000(5)      0            0

Luann M. Hoffman/          1996   $150,000      0            0                0              0            0            0
Chief Financial and        1995   $132,000      0            0                0              0            0            0
Administrative Officer     1994   $120,000   $  9,615        0                0              0            0            0
and Secretary

E. Paul Sartain            1996   $129,808   $ 25,000        0                0              0            0            0
Vice President -           1995   $ 87,550   $ 10,000        0                0              0            0            0
Operations                 1994   $ 85,000   $  1,500        0                0              0            0            0

Scott Bonn/                1996   $111,538   $ 38,560        0                0              0            0            0
Vice President -           1995   $125,000   $ 39,280        0                0            35,000(3)      0            0
Advertising Sales (4)      1994   $ 75,200   $  1,765        0                0              0            0            0

Gino Natalicchio/          1996   $130,000   $ 20,000        0                0              0            0            0
Vice President -           1995   $ 99,185   $ 20,000        0                0            75,000(3)      0            0
International Development  1994      N/A       N/A          N/A              N/A             N/A         N/A          N/A



(1) Mr. McGlade served as Acting Chief Executive Officer from December 16, 1993 through December 31, 1994 and has been serving as President and Chief Executive Officer since January 1, 1995. For a description of Mr. McGlade's current employment agreement with the Company, see "EXECUTIVE COMPENSATION - Employment Agreements."

(2) On June 3, 1996, Mr. McGlade was granted 50,000 shares of the Company's common stock in recognition of Mr. McGlade's services on behalf of the Company during 1995. The market value of such shares on December 31, 1996 was $32,813. The compensation expense recorded at the time of the transaction totaled $41,165, which represented 50% of the $81,250 market value on June 3, 1996 ($40,625) plus the Company's portion of FICA taxes. Due to the restricted status of the shares, the market value was discounted by 50%. Such shares are eligible for dividends, if any.

(3) For a description of such stock options, see "EXECUTIVE COMPENSATION - 1995 Stock Option Grants" and the notes thereto.

(4) Mr. Garland's employment with the Company ceased on July 11, 1996. See "EXECUTIVE COMPENSATION - Employment Agreements" for discussion. Mr. Bonn's employment with the Company ceased November 11, 1996.

(5) For a description of such stock options, see "EXECUTIVE COMPENSATION - Employment Agreements".


1995 STOCK OPTION EXERCISES AND HOLDINGS

The following table sets forth the (i) stock option exercises by Named Executive Officers during 1996; (ii) number of shares underlying both exercisable and non-exercisable stock options as of December 31, 1996; and
(iii) value for "in-the-money" options which represents the positive spread between the exercise price of any such existing stock options and the year-end price of Common Stock.




                                                        Number of Shares Underlying                  Value of In-the-Money
                                                    Outstanding Stock Options at Year End         Outstanding Stock Options
                  Shares Acquired By     Value    -----------------------------------------       -----------------------------
Name              Exercises in 1996     Realized     Exercisable          Not Exercisable         Exercisable   Not Exercisable
----              ------------------    --------  -----------------     -------------------       -----------   ---------------
Alan McGlade             0                 0          100,000                 200,000                  0              0
Les Garland              0                 0          350,000                    0                     0              0
Luann Hoffman            0                 0           75,000                    0                     0              0
E. Paul Sartain          0                 0           40,000                    0                     0              0
Scott Bonn               0                 0           10,000                    0                     0              0
Gino Natalicchio         0                 0           25,000                  50,000                  0              0







1988 STOCK OPTION PLAN

In 1988, the Board of Directors and the stockholders of the Company adopted the 1988 Stock Option Plan to attract and retain the services of officers and other key employees by providing the opportunity for such persons to acquire a proprietary interest in the Company (the "Plan"). This Plan was initially amended and further amended by Board of Directors and approved by the stockholders on November 1, 1993 and on September 20, 1996, respectively.

Under the terms of the Plan, which is administered by the Compensation Committee of the Board of Directors, options to purchase an aggregate of 1,500,000 shares of Common Stock may be issued to officers and other key employees of the Company and non-employee directors of the Company. The exercise price of each option granted under the Plan may not be less than $1.00. Options granted under the Plan are not transferable other than by will or the laws of descent and distribution. The Compensation Committee has the authority to select the officers and other key employees to whom options may be granted, the number of shares of Common Stock underlying any option granted, and all other terms and conditions relating to any option granted under the Plan. The Company, at its expense, has registered with the Securities and Exchange Commission 1,000,000 of the shares of Common Stock underlying the options which have been granted or are reserved for grant to the officers and other key employees of the Company.

OPTION GRANTS TO NON-EMPLOYEE DIRECTORS

On September 20, 1996, the Board approved the grant of options to purchase 10,000 shares of Common Stock at an exercise price of $1.00 per share to each of Messrs. Stanley H. Greene, Joel Rudich and Lenny Sokolow under the 1996 Non-Employee Director Plan. These options are exercisable for a three year period commencing on the date of grant. On May 7, 1995, the Board approved the grant of options to purchase 10,000 shares of Common Stock at an exercise price of $2.00 per share to each of Messrs. Jules Haimovitz (a former director), Rudich and Sokolow under the 1995 Non-Employee Director Plan. Such options are exercisable for a three year period commencing December 31, 1995. The Board also approved the extension of options granted to Messrs. Haimovitz, Rudich and Sokolow under the Company's 1993 and 1994 Non-Employee Director Plans to December 31, 1998. The grant of the options under the 1996 and 1995 Non-Employee Director Plans and the extension of the exercise period of the options granted under the 1993 and 1994 Non-Employee Director Plans are subject to the Company obtaining the approval of Liberty VJN, Inc. ("Liberty VJN") under a letter agreement, dated November 21, 1990, between TCI Liberty, Inc ("TCI Liberty") and the Company and subject to certain preemptive rights of Liberty VJN under a stock purchase agreement, dated November 21, 1990, which has not yet been received. The Company, at its expense, has registered with the Securities and Exchange Commission 100,000 shares of Common Stock under the 1993 Non-Employee Director Plan.

EMPLOYMENT AGREEMENTS

Effective January 1, 1995, Alan McGlade entered into a three-year employment agreement with the Company pursuant to which Mr. McGlade was paid a base salary of $207,200 for the first year of the agreement, $217,200 for the second year of the agreement and will be paid $232,200 for the third year of the agreement. If the agreement is extended beyond the third year, Mr. McGlade's salary would be $247,200. Under the agreement, the Company also reimbursed Mr. McGlade $50,000 of the cost to move him and his family from his previous residence in Pennsylvania to the Miami, Florida metropolitan area. Since Mr. McGlade had not been able to sell his previous residence in Pennsylvania and complete his move to the Miami, Florida metropolitan area prior to January 1, 1995, the Company reimbursed him $2,500 per month of temporary housing expenses for the six months that Mr. McGlade had not taken occupancy of his new residence in the Miami, Florida metropolitan area. The Company has loaned Mr. McGlade $100,000, which was used for the purpose of purchasing his primary residence in the Miami, Florida metropolitan area. The loan is secured by a second mortgage on the residence. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Other

Transactions." In accordance with Mr. McGlade's employment agreement, the Company on January 1, 1995 granted Mr. McGlade an option to purchase 300,000 shares of common stock at an exercise price of $2.00 per share. Mr. McGlade's right to acquire the shares vests as to 100,000 shares for each 12-month period from January 1, 1995. If Mr. McGlade's employment with the Company is terminated for "cause" as defined in the employment agreement, Mr. McGlade will forfeit the right to exercise all non-vested options and payment for the exercise of all vested options must be made to the Company within the earlier of 10 days after such termination or the date by which the vested option expires by its terms. In addition, if Mr. McGlade terminates his employment with the Company at any time prior to three years from January 1, 1995 without the prior written consent of the Company, Mr. McGlade will forfeit the right to exercise the vested and non-vested portions of the option. As of June 3, 1996, Mr. McGlade was granted 50,000 shares of Common Stock in recognition of Mr. McGlade's services on behalf of the Company during 1995. These shares, which are eligible for any dividends paid by the Company on the common stock, had a market value of $81,250 and $32,813 based upon the closing market price of the common stock on June 3, 1996 and December 31, 1996, respectively, as reported by NASDAQ.

Effective January 2, 1997, the company entered into an employment agreement with Stanley H. Greene, pursuant to which he is employed as the President of The Box Worldwide - USA, the Company's wholly-owned subsidiary, responsible for the Company's domestic operations. Mr. Greene receives an annual salary of $175,000 under this agreement and received options to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $1.00 per share. One half of such options vest December 31, 1997 and the remaining one half vest on December 31, 1998. Such options expire three years after vesting. Mr. Greene's employment agreement may be terminated by the Board of Directors of the Company with or without cause on thirty days notice.

Les Garland, whose employment with the Company ceased on July 11, 1996, was employed under a three year employment agreement, dated January 1, 1994, pursuant to which Mr. Garland was to be paid a salary of $240,000 for the 1996 fiscal year. The employment agreement also provided for the payment of a performance bonus equal to: (i) 2-1/2% of all record company gross revenues collected by the Company, which performance bonus may not exceed in any year 50 percent of his then current year's base salary; and (ii) 2-1/2% of non-record company advertising revenues collected by the Company if the President of the Company has pre-authorized the payment of the performance bonus for such advertising revenues. Mr. Garland, as a severance payment, received his salary for the six month period following July 11, 1996 (the "Severance Period"). In accordance with the provisions of his employment agreement, Mr. Garland is being paid the advertising commission described above for advertisements aired during the Severance Period, with the exception of one advertiser, for which the Company has agreed to extend the period of the payments of commissions for aired advertisements until August 1997. Such commissions are paid quarterly by the

Company, based solely upon collected advertising revenues. Mr. Garland received an advance of his future performance bonus on March 6, 1995, all of which has been repaid, with interest, as of December 31, 1996. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Other Transactions." Mr. Garland is currently vested in the following stock options: (i) 120,000 shares of common stock at an exercise price of $1.00 per share, which expire on January 27, 1998;
(ii) 30,000 shares of common stock at an exercise price of $2.00 per share, which expire on April 20, 1997; and (iii) 200,000 shares of common stock at an exercise price of $3.00 per share, which expire as to 50,000 shares on November 30, 1997, 50,000 shares on November 30, 1998 and 100,000 shares on November 1999.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of common stock as of March 10, 1997 by: (i) each of the Company's directors and Named Executive Officers; (ii) each person who is known by the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock; and (iii) all of the Company's directors and named executive officers as a group:




 NAME AND ADDRESS                      AMOUNT AND NATURE          PERCENT OF
OF BENEFICIAL OWNER                   OF BENEFICIAL OWNER          CLASS (1)
-------------------                   -------------------         -----------
H. F. Lenfest                            14,210,419(2)               59.2%
c/o The Lenfest Group
200 Cresson Boulevard
Oaks, PA 19456

J. Patrick Michaels, Jr.                 14,210,419(2)               59.2%
c/o The Box Worldwide, Inc.
1221 Collins Avenue
Miami Beach, Fla. 33139




 NAME AND ADDRESS                      AMOUNT AND NATURE          PERCENT OF
OF BENEFICIAL OWNER                   OF BENEFICIAL OWNER          CLASS (1)
-------------------                   -------------------         -----------
Alan R. McGlade                             451,000(3)                1.9%
c/o The Box Worldwide, Inc.
1221 Collins Avenue
Miami Beach, Fla. 33139

Stanley H. Greene                               550(4)                *
c/o The Box Worldwide, Inc.
1221 Collins Avenue
Miami Beach, Florida 33139

Luann M. Hoffman                             75,000(5)                *
c/o The Box Worldwide, Inc.
1221 Collins Avenue
Miami Beach, Fla. 33139

E. Paul Sartain                              40,000(6)                *
c/o The Box Worldwide, Inc.
1221 Collins Avenue
Miami Beach, Fla. 33139


Gino Natalicchio                             25,000(7)                *
c/o The Box Worldwide, Inc.
1221 Collins Avenue
Miami Beach, Fla. 33139

David Burns                                  10,000                   *
c/o The Box Worldwide, Inc.
1221 Collins Avenue
Miami Beach, Florida 33139

Chris Innis                                       0                   *
c/o The Box Worldwide, Inc.
1221 Collins Avenue
Miami Beach, Florida 33139

Robert Puck                                  20,000                   *
c/o National Brands
9350 South Dixie Highway, Suite 900
Miami, Florida 33156-2945

Joel S. Rudich                               22,500(8)                *
c/o Coaxial Communications
3770 E. Livingston Avenue
Columbus, Ohio 43227



  NAME AND ADDRESS                     AMOUNT AND NATURE          PERCENT OF
OF BENEFICIAL OWNER                   OF BENEFICIAL OWNER          CLASS (1)
-------------------                   -------------------         -----------
Leonard J. Sokolow                           57,500(9)                  *
c/o The Box Worldwide, Inc.
1221 Collins Avenue
Miami Beach, Fla. 33139

Chris Blackwell                           3,500,000(10)              13.9%
c/o Island Trading Company, Inc.
825 Eighth Avenue
New York, New York 10019

StarNet/CEA II Partners                  14,210,419(2)               59.2%
c/o Communications Equity Associates
101 E. Kennedy Boulevard, Suite 3300
Tampa, Florida 33602

CEA Investors Partnership II, Ltd.       14,210,419(2)               59.2%
c/o Communications Equity Associates
101 E. Kennedy Boulevard, Suite 3300
Tampa, Florida 33602

CEA Investors, Inc.                      14,210,419(2)               59.2%
c/o Communications Equity Associates
101 E. Kennedy Boulevard, Suite 3300
Tampa, Florida 33602

StarNet Interactive Entertainment,       14,210,419(2)               59.2%
  Inc.
1332 Enterprise Drive, Suite 200
West Chester, Pennsylvania 19380

StarNet, Inc.                            14,210,419(2)               59.2%
1332 Enterprise Drive, Suite 200
West Chester, Pennsylvania 19380

Lenfest Communications, Inc.             14,210,419(2)               59.2%
202 Shoemaker Road
Pottstown, Pennsylvania 19464


Island Trading Company, Inc.              3,500,000(10)              13.9%
400 Lafayette Street
New York, New York 10003

Louis Wolfson, III                        1,406,639                   5.6%
9350 South Dixie Highway, Suite 900
Miami, Florida 33156-2945



  NAME AND ADDRESS                     AMOUNT AND NATURE          PERCENT OF
OF BENEFICIAL OWNER                   OF BENEFICIAL OWNER          CLASS (1)
-------------------                   -------------------         -----------
EMAP, Plc.                               1,666,667(11)                6.4%
1 Lincoln Court
Lincoln Road
Peterborough PE1 2RF

Liberty VJN, Inc.                        1,203,464(12)                5.0%
8101 East Prentice Avenue
Englewood, Colorado 80111

All directors and executive officers    19,818,608                   77.5%
 as a group (14 persons)
 (2) through (10)



-----------------
*    Indicates a percentage ownership of less than one percent.

** The information contained in the preceding table and the footnotes thereto is derived in part from Statements on Schedule 13D filed with the Securities and Exchange Commission by the following persons: H.F. Lenfest, J. Patrick Michaels, Jr., StarNet/CEA II Partners, CEA Investor Partnership II, Ltd., CEA Investors, Inc., StarNet Interactive Entertainment, Inc., StarNet, Inc., Lenfest Communications, Inc., Louis Wolfson, III, and Liberty VJN, Inc. The Company expresses no opinion as to the completeness or accuracy of the information contained in such documents or as to such reporting persons' compliance with the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.

(1) On March 10, 1997, the Company had 24,001,781 shares of common stock issued and outstanding. As of such date, the only other capital stock issued and outstanding by the Company was the 1,666,667 shares of 6% Convertible Redeemable Preferred Stock shares issued in December 1996 to EMAP. "See DESCRIPTION OF BUSINESS - Recent Developments." Any shares of common stock that a person or entity had the right to acquire within 60 days upon exercise of options, warrants, conversion privileges or other rights will be deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding such options, warrants, conversion privileges or other rights, but will not be deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

(2) StarNet/CEA II Partners ("StarNet/CEA") is a Delaware general partnership, consisting of CEA Investors Partnership II, Ltd., a Florida limited partnership

     ("CEA Investors II"), and StarNet Interactive Entertainment, Inc., a Delaware corporation ("StarNet Interactive"). J. Patrick Michaels, Jr., the Company's Acting Chief Operating Officer, is the sole director, President and sole stockholder of CEA Investors, Inc. ("CEA Investors"), which is the sole general partner of CEA Investors II. StarNet Interactive is a wholly-owned subsidiary of StarNet, Inc. ("StarNet"), which is a wholly-owned subsidiary of Lenfest Communications, Inc. ("LCI"). H. F. Lenfest (together with his children) and Liberty Cable, Inc. ("Liberty Cable"), an affiliate of Liberty Program Investments, Inc. ("Liberty Program"), and Liberty Media Corporation ("Liberty Media"), each beneficially owns 50% of the common stock of LCI. Mr. Lenfest is the sole director of StarNet and StarNet Interactive and President, Chief Executive Officer and a director of LCI. Through contractual arrangements among the stockholders of LCI, Mr. Lenfest has the exclusive right to control a majority of the Board of Directors of LCI and the management and business affairs of LCI, StarNet and StarNet Interactive. J. Patrick Michaels, Jr. has sole voting power as to 71,584 shares of common stock, shared voting power as to 12,255,280 shares, sole dispositive power as to 71,584 shares, and shared dispositive power as to 9,026,470 shares. StarNet/CEA, CEA Investors II, CEA Investors and StarNet Interactive each has sole voting power as to no shares, shared voting power as to 12,242,655 shares, sole dispositive power as to no shares and shared dispositive power as to 9,013,845 shares. StarNet, LCI and Mr. Lenfest each has sole voting power as to 1,883,555 shares of common stock, shared voting power as to 12,242,655 shares, sole dispositive power as to 1,883,555 shares, and shared dispositive power as to 9,013,845 shares. LMC Lenfest, Inc., Liberty Program and Liberty Media (the "Liberty Group") and David Burns have disclaimed any beneficial interest in the shares of the Company's common stock beneficially owned by StarNet/CEA, CEA Investors II, CEA Investors, StarNet Interactive, StarNet, LCI, Mr. Michaels and Mr. Lenfest (the "StarNet/CEA Group"). The StarNet/CEA Group have disclaimed any beneficial interest in the shares of common stock beneficially owned by The Liberty Group. The shares beneficially owned by the StarNet/CEA Group includes: 2,834,908 shares transferred by CEA Investors II to StarNet/CEA as a capital contribution, 2,014,520 shares acquired by StarNet/CEA from New Vision Music, 5,967,972 shares acquired by StarNet/CEA from the Company, voting rights with respect to 1,647,647 shares acquired by CEA Investors II from the Louis Wolfson, voting rights with respect to 1,581,163 shares acquired by CEA Investors II from Andrew, Mark and Tony Blank, 80,000 shares acquired from Louis Wolfson and 84,209 shares beneficially owned by Mr. Michaels.

(3) Includes an option granted by StarNet to purchase 200,000 shares of the Company's common stock and presently exercisable options to purchase 200,000 shares of common stock. Does not include an option to purchase

     100,000 shares of common stock, which vests more than 60 days from March 10, 1997.

(4) Does not include options to purchase 10,000 shares under the 1996 Non-Employee Director Plan which are subject to the prior approval of Liberty VJN and 150,000 shares underlying an option which vests more than 60 days from March 10, 1997.

(5) Represents presently exercisable options to purchase 75,000 shares of common stock. Does not include 1,000 shares of common stock owned by Ms. Hoffman's husband, as to which she disclaims beneficial ownership.

(6) Represents presently exercisable options to purchase 40,000 shares of common stock.

(7) Represents presently exercisable options to purchase 50,000 shares of common stock. Does not include options to purchase 25,000 shares of common stock which vest more than 60 days from March 10, 1997.

(8) Represents presently exercisable options to purchase 22,500 shares of common stock. Does not include options to purchase 20,000 shares of common stock under the 1995 Non-Employee Director Plan which are subject to the approval of Liberty VJN. See "EXECUTIVE COMPENSATION - Option Grants to Non-Employee Directors."

(9) Includes 35,000 shares of common stock and presently exercisable options to purchase 22,500 shares of common stock. Does not include options to purchase 20,000 shares of common stock under the 1995 Non-Employee Director Plan which are subject to the approval of Liberty VJN. See "EXECUTIVE COMPENSATION - Option Grants to Non-Employee Directors."

(10) Island Trading Company, Inc. ("Island") owns 2,500,000 shares of common stock and immediately exercisable options to purchase 1,000,000 shares of common stock. See "CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS -- Transactions with Island." Island is a wholly-owned subsidiary of Island International Limited ("Island International"), the capital stock of which is held in trust by The Island Settlement ("Island Trust"). Island International and Island Trust have disclaimed beneficial ownership of the shares of common stock beneficially owned by Island. Mr. Blackwell has shared voting power and shared dispositive power with respect to all 3,500,000 shares.

(11) Represents 1,666,667 shares of the Company's 6% Convertible Redeemable Preferred Stock, which are immediately convertible into 1,666,667 shares of common stock.

(12) The amount in the table does not include shares of common stock which may be purchased pursuant to preemptive rights set forth in the stock purchase agreement, dated November 21, 1990, between the Company and TCI Liberty, Inc., the number of which is indeterminable at this time. All of the rights and benefits of TCI Liberty, Inc. under such agreement have been assigned to Liberty VJN, Inc.



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

On June 30, 1995, the Company purchased Mr. Monsey's nine percent interest in VJNIL in exchange for 225,000 shares of the Company's common stock, which was valued at $267,187 on that day. Also, on June 30, 1995, the Company completed the sale of a 50% equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal and investment banking expenses related to this transaction totaled approximately $429,000. As part of such transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that have been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company were secured by all the assets of VJNIL and accrued interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among the Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50% equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S. $1 million). This administrative services agreement, which was to expire on June 30, 2000, required Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note did not accrue interest and monthly payments of principal were forgiven in full during the time Ticketmaster provided services to VJNIL under the administrative agreement.

On October 30, 1996, the Company sold its remaining fifty percent portion of VJNIL to EMAP, Plc. ("EMAP"), for the cash price of $4,550,000. EMAP also paid the Company an additional $1,500,000 (plus accrued interest of approximately $200,000) to reimburse the Company for a loan it had previously made to VJNIL. Concurrent with the purchase of the Company's fifty percent interest in VJNIL, EMAP acquired the remaining fifty percent of VJNIL from Ticketmaster. Pursuant to an Intellectual Property Rights Agreement entered into among the Company, VJNIL and EMAP on October 30, 1996, the Company has agreed to assign certain trademarks and share certain technology with VJNIL for the one-time licensing fee of $100,000. Legal fees and investment banking fees associated with the transaction totaled $420,558. See "Transactions with CEA" below regarding the payment of these investment banking fees.


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

On December 7, 1993, the Company obtained approval from the Federal Communications Commission ("FCC") to transfer control of the Company's low power television stations, which allowed StarNet/CEA to obtain a controlling equity interest in the Company ("FCC Approval"). On December 16, 1993, the Convertible Note was automatically converted into 1,519,884 shares of the Company's common stock. In addition, proxies to vote 1,308,810 shares of Common Stock, which were acquired by CEA Investors II from other stockholders of the Company, became effective on December 16, 1993.

Simultaneously with the execution of the Stock and Note Purchase Agreement, the Company closed a Service Agreement with StarNet which enabled the Company to deliver its programming by satellite. Under the Service Agreement, StarNet provided the Company with uplink service and satellite capacity on Satcom C-4 on a preemptable basis. The Company was required to pay StarNet $200,000 per month for analog signal delivery, which payment was reduced to $110,000 per month when the Company converted from analog to digital satellite transmission on

February 28, 1995. As of May 1, 1995, the monthly fee was reduced to $73,500. The Company had the right to receive a credit for interruptions, outages or preemption with respect to the satellite delivery of its programming. Under this agreement, the Company had the option of deferring the first 12 months' transponder and uplink payments. The Company exercised its option and deferred the first 11 months' transponder and uplink payments by issuing 11 promissory notes to StarNet. Each note accrued interest at the prime rate as listed in THE WALL STREET JOURNAL on the first of the month in which each note was issued plus one percent per annum. Payment of the outstanding balance of each note was to commence on September 1, 1996 and was payable ratably in 30 equal monthly installments. At any time prior to September 1, 1996, StarNet had the right to convert all or any part of the principal and accrued interest under each note into the Company's common stock at the rate of $1.25 per share. The Company had the right to pay any portion of the principal and accrued interest prior to September 1, 1996, upon five days prior notice to StarNet. Upon receipt of such notice, StarNet had the option to receive such payments in cash or in the Company's common stock at the rate of $1.25 per share. In December 1994, the Company elected to pay the total principal and accrued interest of $2,354,444 and StarNet exercised its option to receive payment in 1,883,555 shares of the Company's common stock. The Service Agreement was scheduled to terminate on March 31, 1999, but was mutually terminated effective April 1996.


TRANSACTIONS WITH CEA

On September 14, 1995, the Company and CEA entered into an international representation agreement, pursuant to which CEA is acting as the Company's exclusive representative for purposes of: (a) arranging financing for the Company to expand the international distribution of the Company's programming outside of the United States, the United Kingdom and Puerto Rico, and (b) assisting the Company in entering into certain foreign countries. Under the agreement, CEA will be paid a fee equal to 5% of the proceeds from any financing obtained by the Company through CEA's efforts and will reimburse CEA for its reasonable expenses incurred in connection with the agreement. In addition, the Company, in recognition of the substantial effort and time that CEA has spent in assisting the Company in expanding the distribution of its programming to certain foreign countries, has agreed to pay CEA a fee ranging from $75,000 to $175,000, if the Company consummates a joint venture or affiliation agreement with a third party in certain specified countries. As a result, the Company paid CEA a fee of $87,500 in association with a joint venture established with a Netherlands company to fund The Box Holland. The Company paid a fee of $443,185, representing 5% of the transaction funding resulting from the EMAP purchase of the Company's remaining interest in VJNIL, the payment of the outstanding loan and accrued interest by EMAP on behalf of VJNIL and the preferred stock of the Company purchased by EMAP.

TRANSACTIONS WITH ISLAND

On April 21, 1994, the Company consummated a Stock Purchase Agreement with Island Trading Company, Inc. ("Island"), pursuant to which Island purchased 2,500,000 newly-issued shares of the Company's common stock and three options to purchase an additional 2,500,000 shares of common stock in exchange for the cash payment to the Company of $5,000,000. Two of the options have expired and Island has one remaining option to purchase 1,000,000 shares of Common Stock at an exercise price of $6.00 per share which expires on April 20, 1997.

Pursuant to an agreement among the Company, CEA and Moran & Associates ("Moran"), if Island exercises the remaining stock option granted to it in the transaction, CEA and Moran will receive a fee equal to 5% of the funds received upon such exercise with 78% of such fee payable to CEA and 22% payable to Moran.

Island was granted certain demand and piggyback registration rights with respect to the 2,500,000 shares purchased as well as certain piggyback registration rights with respect to the 1,000,000 shares of Common Stock underlying the $6.00 options, pursuant to a Registration Rights Agreement, dated April 21, 1994, between the Company and Island. In the fourth quarter 1996, the Company received a letter from Island exercising its rights to demand registration of the 2,500,000 shares owned by Island. In connection with this registration demand, StarNet/CEA has exercised its piggyback registration rights to include an aggregate of 2,207,384 shares of Common Stock in the demand registration statement. The Board of Directors of the Company is considering a request to register approximately 25% of the respective holdings of the Blank brothers and Louis Wolfson on such demand registration statement.

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

Pursuant to and as a condition of the Stock Purchase Agreement, Chris
Blackwell, the founder of Island, was appointed to the Company's Board of Directors on April 21, 1994. In order to comply with certain regulations of the Federal Communications Commission regarding foreign ownership and management of FCC licensed entities, the Company transferred its low power television stations to VJN LPTV CORP., a wholly-owned subsidiary of the Company, prior to Mr. Blackwell joining the Board. To make a vacancy for Mr. Blackwell on the Board, Joseph V. Furfaro, an employee of Moran, resigned from the Board effective April 21, 1994. Mr. Blackwell was also appointed to the Management Committee of the Board, which committee includes Messrs. Lenfest, Michaels and McGlade.

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


CERTAIN OTHER TRANSACTIONS

As an inducement to cause Alan McGlade, the President and Chief Executive Officer of the Company, to move to the Miami, Florida metropolitan area, the Company agreed as part of its employment agreement with Mr. McGlade to loan him $100,000, which was used for the purpose of purchasing his primary residence in the Miami, Florida metropolitan area. The Company is charging Mr. McGlade interest on the outstanding principal amount of the loan at the prime rate charged from time to time by the Company's bank beginning June 1, 1996.
Interest on the outstanding principal amount of the loan has been paid beginning June 30, 1996. Additionally, the Company reimbursed Mr. McGlade for the mortgage cost of his Philadelphia home for a three month period, March -
May 1996 at a total cost to the Company of approximately $10,800. Unless Mr. McGlade's obligation to repay all outstanding principal and interest is accelerated, he is not obligated to make any repayments of principal on the loan until January 1, 1999, at which time consecutive monthly installment payments of principal and accrued interest are to be paid by Mr. McGlade on the basis of a 15-year amortization rate. All outstanding principal and accrued interest on the loan, however, must be paid by Mr. McGlade upon the earlier to occur of: (a) the termination of his employment agreement under certain circumstances, in which case all outstanding principal and accrued interest shall be due and payable within 12 months after such termination, or (b) the sale of Mr. McGlade's primary residence in the Miami, Florida metropolitan area, in which case all outstanding principal and accrued interest must be paid to the Company within five business days of the closing of such sale. The Company's loan is secured by a second mortgage on Mr. McGlade's primary residence in the Miami, Florida metropolitan area.

The Company entered into an agreement with TelVue Corporation ("TelVue"), a company controlled by Mr. Lenfest. Under such agreement, TelVue was to provide telephone transactions services on terms and rates which are no less favorable to the Company than those available to the Company from its present telephone transaction service provider for similar services. Since the Company developed its own voice recognition system and intends to process its 900 number calls internally without the use of an outside service bureau, which is expected to result in significant savings in future periods, the Company and TelVue, Inc. ("TelVue") agreed to a mutual termination of the service agreement between the two companies. As a settlement for this termination, the Company agreed to reimburse TelVue $284,619 for the costs incurred by them for software development and hardware conversion of equipment originally purchased to service the Company. This payment was accrued in 1996, although the payment was made in January 1997.

Pursuant to a program affiliation agreement with Satellite Services, Inc., an affiliate of Liberty VJN, Inc., the Company incurred expenses of $640,621 and $519,000 for affiliate fees during the fiscal years ended December 31, 1996 and 1995, respectively. The Company expects to incur expenses of approximately $703,000 for affiliate fees during the fiscal year ending December 31, 1997.

Pursuant to a program affiliation agreement with LCI's operating cable companies, affiliates of the StarNet/CEA Group, the Company incurred expenses of $11,656 and $92,000 for affiliate fees for the years ended December 31, 1996 and 1995, respectively, and expects to incur expenses of approximately $167,000 for affiliate fees during the fiscal year ending December 31, 1997.

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

   (A)  1. INDEX TO FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
           Report of Independent Certified Public Accountants                      F-1

           Consolidated Balance Sheet as of December 31, 1996                      F-2

           Consolidated Statements of Operations for the years
             ended December 31, 1996 and 1995                                      F-3

           Consolidated Statements of Stockholders' Equity for
             the years ended December 31, 1996 and 1995                            F-4

           Consolidated Statements of Cash Flows for
             the years December 31, 1996 and 1995                                  F-5

           Notes to Consolidated Financial Statements                 F-6 through F-18


        2. EXHIBITS

           Articles of Incorporation and Bylaws

           3.1 Articles of Amendment to Fourth Amended and Restated Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Florida on February 21, 1997.

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

          10.3 Indemnification Agreement, dated as of May 1, 1990, between the Company and Les Garland. Incorporated herein by reference to
                Exhibit 19.8 to the 1990 Form 10-K.


     10.4  Employment Agreement, dated as of January 1, 1994, between
           Les Garland and the Company.  Incorporated herein by reference to
           Exhibit 10.11 to the 1993 Form 10-KSB.*

     10.5 Stock Option and Agreement, dated as of December 16, 1993, between Les Garland and the Company. Incorporated herein by reference to Exhibit 10.12 to the 1993 Form 10-KSB.*

     10.6 Stock Option and Agreement, dated as of January 18, 1994, between Les Garland and the Company. Incorporated herein by reference to Exhibit 10.13 to the 1993 Form 10-KSB.*

     10.7  Stock Option and Agreement, dated as of December 16, 1993, between
           Luann M. Simpson and the Company. Incorporated herein by reference to Exhibit 10.15 to the 1993 Form 10-KSB.*

     10.8  Indemnification Agreement, dated as of March 6, 1992, between Luann M.
           Simpson and the Company.  Incorporated herein by reference to Exhibit
           19.13 to the 1991 Form 10-K.

     10.9  Standard Affiliation Agreement with all cable system operators.
           Incorporated herein by reference to Exhibit 19.16 to the 1991 Form
           10-K.

     10.10 Employment Agreement, dated November 21, 1994, between Alan
           McGlade and the Company.*

     10.11 Stock Option and Agreement, dated January 1, 1995, between Alan
           McGlade and the Company.*

     10.12 Employment Agreement, dated January 2, 1997, between Stanley H.
           Greene and the Company.*

     10.13 Stock option and Agreement, dated January 2, 1997, between
           Stanley H. Greene and the Company.*

     10.14 Indemnification Agreement, dated August 24, 1992, between J.
           Patrick Michaels, Jr. and VJN.  Incorporated herein by reference to
           Exhibit 19.9 to the 1992 Form 10-KSB.

     10.15 Indemnification Agreement, dated September 30, 1992, between
           Joel S. Rudich and VJN.  Incorporated herein by reference to Exhibit
           19.10 to the 1992 Form 10-KSB.


     10.16 Indemnification Agreement, dated September 30, 1992, between
           Leonard J. Sokolow and VJN.  Incorporated herein by reference to
           Exhibit 19.11 to the 1992 Form 10-KSB.

     10.17 Indemnification Agreement, dated as of December 9, 1996, between
           Chris Innis and the Company.

     10.18 Indemnification Agreement, dated as of December 9, 1996, between
           Robert Puck and the Company.

     10.19 Indemnification Agreement, dated as of December 9, 1996, between
           Louis Wolfson and the Company.

     10.20 Service Agreement, dated July 31, 1992, between the Company and West Interactive Corporation. Incorporated herein by reference to Exhibit 19.18 to the 1992 Form 10-KSB.

     10.21 Collateral Note and Security Agreement, dated July 31, 1992, between VJN and West Interactive Corporation. Incorporated herein by reference to Exhibit 19.19 to the 1992 Form 10-KSB.

     10.22 Registration Rights Agreement, dated as of August 24, 1993, between the Company and StarNet/CEA. Incorporated herein by reference to the Company's Form 10-QSB for the period ended September
           30, 1993.

     10.23 Service Agreement, dated August 24,1993, between the Company and
           StarNet, Inc. ("StarNet"). Incorporated herein by reference to the Company's Form 10-QSB for the period ended September 30, 1993.

     10.24 Form of Letter Agreement, dated March 23, 1994, among CEA, Moran
           & Associates and the Company.  Incorporated herein by reference to
           Exhibit 10.41 to the 1993 Form 10-KSB.

     10.25 Lease Agreement, dated April 21, 1994, between the Company and
           Island Trading Company, Inc.  Incorporated herein by reference to
           Exhibit 10.37 to the Company's Form 10-KSB for the fiscal year ended
           December 31, 1994 (the "1994 Form 10-KSB").

     10.26 Letter Agreement, dated March 6, 1995, between Les Garland and the Company. Incorporated herein by reference to Exhibit 10.38 to the 1994 Form 10-KSB.*

     10.27 Equipment and Service Agreement, dated February 27, 1996, between
           Hughes Network Systems, Inc. and the Company.



     10.28 International Representation Agreement, dated September 14, 1995, between the Company and Communications Equity Associates, Inc.

     10.29 Commercial Lease Agreement, dated December 5, 1995, between
           Goldkress Associates, Ltd. and the Company.

     10.30 Lease Agreement, dated February 26, 1996 between Flatiron
           Associates and the Company.

     10.31 Stock Purchase Agreement, dated October 30, 1996, between the
           Company and EMAP, plc.  Incorporated herein by reference to Exhibit
           10.1 to the Company's Form 10-QSB for the quarter ended September 30, 1996 ("September 1996 Form 10-QSB").

     10.32 Registration Rights Agreement, dated October 30, 1996, between the
           Company and EMAP, plc.  Incorporated herein by reference to Exhibit
           10.2 to the September 1996 Form 10-QSB.


     21 The following table sets forth, as of March 17, 1997, the name of each subsidiary of the Company, the Company's percentage ownership and each jurisdiction of incorporation of the subsidiary:



                                    Percentage           Jurisdiction
Name of Subsidiary                  Ownership           of Incorporation
------------------                  ---------           ----------------
The Box Worldwide - USA, Inc.         100%               Delaware

VJN LPTV CORP.                        100%               Delaware

The Box Worldwide - Europe, B.V.      100%               Netherlands

The Box Worldwide - Latin
  America, Inc.                       100%               British Virgin Islands

VJN Management Services, Inc.         100%               British Virgin Islands

Video Jukebox Network
  Europe, Ltd.                        100%               United Kingdom

The Box Holland, B.V.                  50%               Netherlands

The Box Argentina, Sri.               100%               Argentina

The Box Italy, Srl.                   100%               Italy


        23   Consent of Ernst & Young LLP

        27   Financial Data Schedule (for SEC purposes only)

---------------
* Denotes a management contract or compensatory plan or arrangement.


(B)  REPORTS ON FORM 8-K

On December 20, 1996, the Company filed a Form 8-K, dated December 19, 1996, disclosing, pursuant to Item 9 of the Form, the Company's issuance of 1,666,667 shares of 6% Convertible Redeemable Preferred Stock to EMAP, plc. in accordance with Regulation S of the Securities Act of 1933.

               Report of Independent Certified Public Accountants




The Board of Directors
The Box Worldwide, Inc.

We have audited the consolidated financial statements of The Box Worldwide, Inc. (formerly Video Jukebox Network, Inc.) and subsidiaries listed in the accompanying Index to Financial Statements (Item 13(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements listed in the accompanying Index to Financial Statements (Item 13(a)) present fairly, in all material respects, the consolidated financial position of The Box Worldwide, Inc. (formerly Video Jukebox Network, Inc.) and subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                 /s/ Ernst & Young LLP



Miami, Florida
March 7, 1997

                            THE BOX WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                               DECEMBER 31,
                                                                                  1996
                                                                              -------------
ASSETS:

CURRENT ASSETS
  Cash and cash equivalents                                                    $ 8,451,404
  Accounts receivable, less allowances for chargebacks
     and doubtful accounts of  $365,000                                          2,521,512

  Prepaid expenses and other current assets                                        322,694
                                                                               -----------
                   TOTAL CURRENT ASSETS                                         11,295,610
                                                                               -----------

RECEIVABLE FROM OFFICER - LONG TERM                                                100,000

PROPERTY AND EQUIPMENT, NET                                                      6,718,175

DEFERRED COSTS AND OTHER ASSETS, NET                                             1,136,045

INVESTMENT IN AND ADVANCES TO
  UNCONSOLIDATED COMPANY                                                           273,471
                                                                               -----------
                   TOTAL ASSETS                                                $19,523,301
                                                                               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                             $ 1,638,808
  Accrued expenses                                                               2,975,012
                                                                               -----------
                   TOTAL CURRENT LIABILITIES                                     4,613,820
                                                                               -----------

COMMITMENTS AND CONTINGENCIES


6% CONVERTIBLE REDEEMABLE PREFERRED STOCK
   $0.15 par value, $1.50 stated value, 1,800,000 shares
      authorized, 1,666,667 issued and outstanding
      including $8,630 of cumulative dividend payable                            2,298,758

STOCKHOLDERS' EQUITY
   8% Cumulative convertible preferred
      stock, $1.00 par value, 200,000 shares
      authorized, none issued                                                            -
   Common stock, $.001 par value,
      40,000,000 shares authorized, 24,001,781
      shares issued and outstanding                                                 24,002

    Additional paid in capital - Common Stock                                   30,238,761

    Accumulated deficit                                                        (17,681,397)
    Cumulative foreign currency translation                                         29,357
                                                                               -----------
                   TOTAL STOCKHOLDERS' EQUITY                                   12,610,723
                                                                               -----------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                      $19,523,301
                                                                               ===========

                       See Notes to  Financial Statements

                            THE BOX WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                              FOR THE YEAR ENDED
                                                                      DECEMBER 31,           DECEMBER 31,
                                                                          1996                   1995
                                                                --------------------------------------------
REVENUES
    Advertising and other revenues                              $        10,349,424      $         9,808,181
    Net viewer revenues                                                   9,913,887               12,435,709
                                                                  -----------------       ------------------
                                                                         20,263,311               22,243,890
    Gain on sale of a 50% owned company                                   5,758,940                1,376,899
    Interest income                                                         351,295                  537,946
                                                                  -----------------       ------------------
                                                                         26,373,546               24,158,735
                                                                  -----------------       ------------------


COSTS AND EXPENSES
    Affiliate fees, site costs and
      telephone service                                                   6,187,796                6,083,275
    Distribution, general and
      administrative                                                     15,847,942               13,992,916
    Satellite transponder, rent and management
      fees paid to related parties                                        1,056,666                1,832,971
    Depreciation and amortization                                         1,433,698                1,221,996
    Stock and warrant compensation                                           41,215                  254,154
    Interest                                                                      0                    1,677
                                                                  -----------------       ------------------
                                                                         24,567,317               23,386,989
                                                                  -----------------       ------------------
INCOME BEFORE INCOME TAXES AND INTEREST
     IN LOSSES OF UNCONSOLIDATED COMPANIES                                1,806,229                  771,746

INCOME TAXES                                                                 14,576                   40,000
                                                                  -----------------       ------------------
INCOME BEFORE INTEREST IN LOSSES OF
    UNCONSOLIDATED COMPANIES                                              1,791,653                  731,746

INTEREST IN LOSSES OF UNCONSOLIDATED
     COMPANIES                                                             (616,239)                (246,688)
                                                                  -----------------       ------------------

NET INCOME                                                                1,175,414                  485,058

Deduct required dividend on 6% convertible
   redeemable preferred stock                                                (8,630)
                                                                  -----------------       ------------------
Net income attributable to common stock                         $         1,166,784      $           485,058
                                                                  =================       ==================

Net income per common share after deduction for
  required dividend on 6% convertible redeemable
  preferred stock                                                             $0.05                    $0.02
                                                                  =================       ==================

Weighted average number of common shares
  outstanding                                                            23,976,166               23,798,557
                                                                  =================       ==================



                       See Notes to Financial Statements

                            THE BOX WORLDWIDE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------


                                                                                                      CUMULATIVE
                                        8%                  ADDITIONAL    DEFERRED       ACCUM-        FOREIGN
                                      PREFERRED   COMMON     PAID-IN       COMPEN-       ULATED        CURRENCY
                                        STOCK     STOCK      CAPITAL       SATION        DEFICIT      TRANSLATION      TOTAL
                                      -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994              $   0     $23,672    $29,857,106   $(254,154)  $(19,333,239)   $(58,352)    $10,235,033

ISSUANCE OF COMMON STOCK
  Cash                                                 47         73,536                                                 73,583
  Purchase of minority subsidiary                     225        266,962                                                267,187

AMORTIZATION OF DEFERRED
  COMPENSATION                                                               254,154                                    254,154

EXPENSES RELATED TO CONVERSION
  OF DEBT IN 1994                                                 (7,500)                                                (7,500)

FOREIGN CURRENCY TRANSLATION                                                                             48,759          48,759

NET INCOME                                                                                  485,058                     485,058
                                        -----     -------   -----------   ---------    ------------    --------     -----------

BALANCE,DECEMBER 31, 1995               $   0     $23,944   $30,190,104   $       0    $(18,848,181)   $ (9,593)    $11,356,274


ISSUANCE OF COMMON STOCK
  Cash                                                   8         7,492                                                  7,500
  Restricted stock award                                50        41,165                                                 41,215
                                                                                                                              0
CUMULATIVE DIVIDENDS ON 6%
  CONVERTIBLE REDEEMABLE
  PREFERRED STOCK                                                                            (8,630)                     (8,630)

FOREIGN CURRENCY TRANSLATION                                                                             38,950          38,950

NET INCOME                                                                                1,175,414                   1,175,414
                                        -----    ---------   -----------   ------      ------------    --------     -----------

BALANCE,DECEMBER 31, 1996               $   0    $  24,002   $30,238,761   $    0      $(17,681,397)   $ 29,357     $12,610,723
                                        =====    =========   ===========   ======      ============    ========     ===========





                       See Notes to Financial Statements

                            THE BOX WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------

                                                                                  FOR THE YEAR ENDED
                                                                        DECEMBER 31,            DECEMBER 31,
                                                                            1996                   1995
                                                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 1,175,414            $   485,058
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                                        1,433,698              1,221,996
     Gain on sale of interest in unconsolidated company                  (5,758,940)            (1,376,899)
     Interest in losses of unconsolidated companies                         616,239                246,688
     Provision for bad debts and estimated chargebacks                       90,572                 93,655
     Stock and warrant compensation and amortization                         41,215                254,154
     Change in assets and liabilities:
       Decrease (increase) in accounts receivable                           760,145               (758,382)
       Decrease in prepaid expenses and other current assets                 54,153                169,996
       Increase in accounts payable and accrued expenses                    662,290                 20,445
       Increase in amount due from subsidiaries                                   0               (226,406)
     Minority interest in loss of subsidiary                                      0                 84,670
                                                                        -----------            -----------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   $  (925,214)           $   214,975
                                                                        -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash received from sale of interest in a 50% owned company          5,930,563              1,795,617
  Capital expenditures                                                   (4,952,749)            (2,278,956)
  Increase in deferred costs                                               (327,856)              (603,128)
  Disposal of equipment                                                      35,387                      0
  Increase in investment in and advances to unconsolidated companies       (360,648)              (583,801)
                                                                        -----------            -----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       324,697             (1,670,268)
                                                                        -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of 6% convertible redeemable
    preferred stock, net                                                  2,290,128                      0
  Proceeds from issuance of common stock, net                                 7,500                 73,582
  Payments of short-term borrowings                                               0                   (865)
                                                                        -----------            -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,297,628                 72,717
                                                                        -----------            -----------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    41,891                 76,968
                                                                        -----------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,739,002             (1,305,608)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            6,712,402              8,018,010
                                                                        -----------            -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 8,451,404            $ 6,712,402
                                                                        ===========            ===========

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Stock issued for purchase of minority interest in subsidiary          $         0            $   267,188
                                                                        ===========            ===========


                       See Notes to Financial Statements

                           THE BOX WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL -- The Box Worldwide, Inc. (the "Company"), a Florida corporation and formerly known as Video Jukebox Network, Inc., operates an interactive television channel serving subscribers on various cable systems and broadcast stations throughout the world.

As of December 31, 1996, the Company exhibited its programming over 127 box units installed in cable television systems and low power television stations (105 box units in the U.S., 13 boxes in Holland, 6 in Argentina, 1 in Chile, 1 in Peru and 1 in Venezuela) plus one via U.S. satellite box unit on transponder 13, Hughes' satellite Galaxy 7. Viewers activate the box units through the telephone and are charged from $0.93 to $6.00 for single and multiple video selections. The Company generates approximately 51% and 49% of its operating revenue from advertising sales and telephone requests, respectively.

CONSOLIDATION -- The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. All significant intercompany balances have been eliminated.

INVESTMENTS IN UNCONSOLIDATED COMPANIES -- Investments in companies in which The Box Worldwide, Inc. has an equity interest of at least 20% but not more than 50% are accounted for under the equity method. Under this method, the Company records its share of losses as interest in losses of unconsolidated companies and decreases the investment by the equivalent amount.

REVENUE RECOGNITION -- Income is earned when the viewer-requested music video has aired, and is recorded net of estimated, probable denial calls and other billing charges. Advertising revenue is recognized when the commercials have aired, while production and promotional revenues are recognized when the produced spots are delivered or the promotions aired.

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

CONCENTRATIONS OF CREDIT RISK -- The Company's trade receivables result from advertising sales for commercials aired on the Company's programming service, THE BOX, plus the revenues from the telephone company providers related to video selections purchased by consumers and do not require collateral. Consideration is given to the nature of these receivables plus the financial position of customers in determining the appropriate allowance for potential viewer chargebacks and doubtful collections. Allowances and accruals are established for doubtful accounts and for estimated future call denials and other chargebacks based upon historical data provided by the telephone company and such other factors as management considers appropriate in the circumstances. Subscribers of one multiple cable system operator represented 58.8% of the Company's viewer revenues in 1996.

PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Equipment with no continuing value is written off.

SOFTWARE -- The Company has internally developed certain software programs necessary for the operation of the business and has capitalized these costs as soft ware costs. During the years ended December 31, 1996 and 1995, approximately $269,000 and $141,000, respectively, in charges related to the development, enhancement and improvement of the software were capitalized. Software costs are included in property and equipment in the accompanying balance sheets and are amortized over the estimated useful life of the software, not to exceed five years.

DEFERRED COSTS -- Deferred costs consist primarily of legal and accounting costs related to obtaining copyrights, patents and trademarks, and costs relating to the acquisition of low power television stations. These costs are amortized using the straight-line method over a period not to exceed ten years.

LONG-LIVED ASSETS -- In 1996, the Company adopted the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets." Statement No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the Company does not require any adjustments to its asset carrying amounts.

FOREIGN OPERATIONS -- Foreign currency transactions and financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting No. 52. All balance sheet accounts have been translated using the current exchange rate at the balance sheet date. Income statement accounts have been translated using the average exchange rates during each reporting period. The translation adjustments resulting from the change in foreign exchange rates from year to year have been reported separately as a component of consolidated stockholders' equity. Foreign currency transaction gains and losses are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

INCOME PER SHARE -- Net income per share is computed based on the weighted average number of shares of Common Stock outstanding during the year.

RECLASSIFICATIONS -- Certain amounts in the 1995 Statement of Cash Flows have been reclassified to conform with the 1996 presentation.


2.  PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 1996 follows:

             Machinery and equipment                          $12,552,489
             Capitalized software                                 622,451
             Furniture and office equipment                     1,735,412
             Leasehold improvements                               549,804
                                                              -----------
                                                               15,460,156

             Less accumulated depreciation
               and amortization                                (8,741,981)
                                                              -----------
             Property and equipment, net                      $ 6,718,175
                                                              ===========


3.  DEFERRED COSTS AND OTHER ASSETS

A summary of deferred costs and other assets at December 31, 1996 follows:


             Channel acquisition costs                         $  680,503
             Patent, copyright and logo costs                     376,368
             Cable affiliation prepaid fees                       479,097
             International organization costs                     175,759
             Other                                                125,006
                                                               ----------
                                                                1,836,733
             Less accumulated amortization                       (700,688)
                                                               ----------
                                                               $1,136,045
                                                               ==========

4.  ACCRUED EXPENSES

Accrued expenses at December 31, 1996 consist of the following:


            Reserve for viewer
              revenue chargebacks                         $  645,076
            Legal and audit                                  184,213
            Music costs                                      120,947
            State and local taxes                            202,047
            Affiliate fees                                   432,509
            Payroll, bonuses and sales commissions           493,745
            Accrued lease commitment                         412,043
            Accrued telephone provider settlement            284,619
            Other                                            199,813
                                                          ----------
                                                          $2,975,012
                                                          ==========

5.  INCOME TAXES

In 1996 and 1995, net operating loss carryforwards of approximately $1.5 million and $1.2 million, respectively were utilized and eliminated total income taxes currently payable in those years, other than $14,576 and $40,000 of alternative minimum taxes in 1996 and 1995, respectively.

At December 31, 1996 the Company has net tax operating loss carryforwards of approximately $13.2 million which expire as follows if not utilized: $1.5 million in 2005, $1 million in 2006, $2.3 million in 2007, $4.8 million in 2008, $2.2 million in 2009 and $1.4 million thereafter.

Under Statement 109, deferred tax assets and liabilities are recorded to reflect temporary differences between amounts recorded for financial and tax reporting purposes as well as the benefits of net operating loss carryforwards. The significant components of deferred tax assets and liabilities at December 31, 1996 are as follows:


Deferred tax assets
  Net operating loss carryforwards                      $ 4,953,500
  Deferred compensation                                     857,900
  Other                                                     603,300
                                                        -----------
          Gross deferred tax assets                       6,414,700
                                                        -----------
Deferred tax liabilities
  Depreciation and amortization                             899,600
  Other                                                     272,100
                                                        -----------
     Gross deferred tax liabilities                       1,171,700
                                                        -----------
                 Net deferred taxes                       5,243,000

Valuation allowance                                      (5,243,000)
                                                        -----------
Net deferred tax asset                                  $         0
                                                        ===========

During 1996, the valuation allowance decreased by approximately $1.2 million.

6.  RELATED PARTY TRANSACTIONS

On August 27, 1993, the Company entered into a financing representation agreement with Communications Equity Associates, Inc. ("CEA"), a consulting firm owned by the principal shareholder of the Company, pursuant to which CEA has agreed to advise and assist the Company in arranging equity, debt and/or hybrid financing and to further develop the domestic interactive music television network. This agreement provided for the Company to pay a fee of five percent (5%) of the proceeds from any financing obtained by the Company from an investor identified by CEA. This agreement commenced on January 1, 1994 and terminated June 30, 1995. However, CEA and Moran Associates, Inc. ("Moran"), who acted as investment bankers for the agreement in principle between the Company and Island Trading Company, Inc. ("Island") will receive fees for any options exercised in conjunction with the Island stock purchase agreement, in the amounts of 3.9% and 1.1%, respectively, at the closing of the transaction(s). See Note 9 to the financial statements.

On September 14, 1995, the Company and CEA entered into an international representation agreement, pursuant to which CEA is acting as the Company's exclusive representative for purposes of: (a) arranging financing for the Company to expand the international distribution of the Company's programming outside of the United States, the United Kingdom and Puerto Rico, and (b) assisting the Company in entering into certain foreign countries. Under the agreement, CEA will be paid a fee equal to 5% of the proceeds from any financing obtained by the Company through CEA's efforts and will reimburse CEA for its reasonable expenses incurred in connection with the agreement. In addition, the Company, in recognition of the substantial effort and time that CEA has spent in assisting the Company in expanding the distribution of its programming to certain foreign countries, has agreed to pay CEA a fee ranging from $75,000 to $175,000, if the Company consummates a joint venture or affiliation agreement with a third party in certain specified countries. As a result, the Company paid CEA a fee of $87,500 in December 1995 in association with a joint venture established with a Netherlands company to fund The Box Holland. The Company paid a fee of $443,185 in fourth quarter 1996, representing 5% of the transaction funding resulting from the EMAP purchase of the Company's remaining interest in VJNIL, the payment of the outstanding loan and accrued interest by EMAP on behalf of VJNIL and the preferred stock of the Company purchased by EMAP.

In August 1993, the Company completed a Service Agreement with StarNet, Inc., which is a majority shareholder, which enabled the Company to deliver its programming by satellite. Under the Service Agreement, StarNet was providing the Company with uplink service and satellite capacity on Satcom C-4 on a preemptable basis. The Company agreed to pay StarNet $200,000 per month for analog signal delivery, which was reduced to $110,000 per month when the Company converted from analog to digital satellite transmission in February 1995 and was later reduced to $73,500 per month. The Company also received a credit for interruptions, outages or preemption with respect to the satellite delivery of its programming. Under this agreement, the Company exercised its option to defer the first 11 month's transponder and uplink payments. The notes issued to StarNet for these payments included interest at the prime rate as listed in THE WALL STREET JOURNAL on the first of the month in which each monthly note was issued plus one percent per annum. Also in accordance with the terms of the agreement, the Company elected to pay all outstanding principal and accrued interest on December 12, 1994, whereupon StarNet was given five business days prior written notice. StarNet then elected to receive such payment in Common Stock at $1.25 per share in lieu of cash. A total of 1,883,555 shares of Common Stock were issued in payment of the total principle and accrued interest outstanding of $2,354,444. The Service Agreement was scheduled to terminate on March 31, 1999, but was mutually terminated effective April 1996.

On April 21, 1994, the Company entered into a Lease Agreement with Island Trading Company, Inc. ("Island") pursuant to which the Company leased from Island approximately 16,000 square feet of space in two adjoining premises in South Beach, Miami Beach, Florida. Beginning February 1995, the Company has occupied this space pursuant to the lease which expires February 1, 2002. Payment of rent at this new location commenced on July 15, 1995 at a base rental of $22.00 per square foot for the first year of the lease term and increasing to $39.00 per square foot for the seventh and final year of the lease term. The base rental does not include certain operating expenses to be borne by the Company for the entire term of the lease and capped for the first three years of the lease term. The Company has the right to renew the lease subject to the negotiation of a new rental rate, based upon the then-current market rate. The Company incurred rental expense for this lease totaling approximately $527,000 and $509,000, respectively, for 1996 and 1995.

Consulting fees of approximately $161,000 were incurred in 1995 related to the reimbursement of the salary and benefits of an Island employee utilized the Company during 1995, with no comparable expense for 1996.

During September 1994, the Company entered into an agreement with TelVue Corporation ("TelVue"), a company controlled by the Company's Chairman of the Board. Under such agreement, TelVue was to provide telephone transactions services to the Company on terms and rates no less favorable to the Company than those available to the Company from its present telephone transaction service provider for similar services. Since the Company developed its own voice recognition system and intends to process its 900 number calls internally without the use of an outside service bureau, both parties agreed to terminate this service agreement in November 1996. In consideration for terminating the agreement, the Company agreed to reimburse TelVue for certain costs incurred on its behalf totaling $284,619 and accrued this amount at December 31, 1996.

Pursuant to program affiliation agreements between the Company and cable operators affiliated with certain stockholders (three in both 1996 and 1995), the Company incurred approximately $697,000 and $662,000 in 1996 and 1995, respectively, for affiliate fees.

7.  UNCONSOLIDATED COMPANIES

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

On June 30, 1995, the Company purchased the then remaining nine percent of VJNIL from Mr. Monsey in exchange for 225,000 shares of the Company's common stock, which were valued at $267,187 on that day. Also on June 30, 1995, the Company completed the sale of a 50 percent equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal and investment banking expenses related to this transaction totaled approximately $429,000. As part of such transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that had been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company were secured by all of the assets of VJNIL and accrued interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among the Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50 percent equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S. $1 million). This administrative services agreement, which was to expire June 30, 2000, required Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note did not accrue interest and monthly payments of principal were forgiven in full so long as Ticketmaster was providing services to VJNIL under the administrative agreement.

During the final six months of 1995 and for the 1996 period through October 30, 1996, the remaining 50% investment in VJNIL was accounted for on the equity method. Prior to June 30, 1995, the company's assets, liabilities and operations had been consolidated with the Company. This remaining fifty percent of VJNIL was sold on October 30, 1996 to EMAP, Plc. EMAP paid the Company $4,550,000 in cash and reimbursed the Company $1,500,000 plus approximately $200,000 in accrued interest for the Company's outstanding loan to VJNIL. The Company had recorded interest income of $125,435 and $74,629 in 1996 and 1995, respectively, related to this note. The Company incurred legal and investment banking fees of $420,558 and realized a gain of $5,758,940 on the transaction. The Company also received a one-time licensing payment of $100,000 for trademark and other intellectual property rights in the United

Kingdom and the Republic of Ireland. VJNIL's other fifty percent partner at the time of the transaction, Ticketmaster, also sold their fifty percent to EMAP. Control of The Box trademark and use of the Company's analog technology in the United Kingdom and Republic of Ireland is held by VJNIL through a licensing agreement with the Company.

A summary of VJNIL's operating results included in the Company's consolidated statement of operations is as follows:




                                                         January 1, 1995
                                                             through
                                                          June 30, 1995
                                                         ---------------
       Net viewer revenue                                   $  645,420
       Advertising and other revenues                          138,439
                                                            ----------
                                                               783,859
                                                            ----------
       Affiliate fees, site costs, and
         telephone services                                    293,168
       Distribution, general and
         administrative                                        811,806
       Depreciation, amortization                              144,831
       Interest expense                                         41,057
       Minority interest                                             0
                                                            ----------
                                                            $1,290,862
                                                            ----------
       Net Loss                                              $(507,003)
                                                            ==========




Summary financial information for the Company's unconsolidated companies (located in the United Kingdom and Holland in both 1996 and 1995) accounted for under the equity method were as follows:



                                                1996                1995
                                             -----------         ----------
          Current assets                     $   278,901         $1,364,765
          Current liabilities                    209,190            482,095
          Equity, advances and notes
            payable to shareholders              856,509          2,188,601


          Net revenues                       $ 2,910,511         $  948,673
          Net losses                         $(1,450,309)        $ (592,898)

          Company's share of:
           Net assets                        $   532,850         $1,337,511
           Net losses                        $  (616,239)        $ (246,688)

8.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

The Company amended its Articles of Incorporation in the fourth quarter of 1996 to authorize the issuance of up to 1,800,000 shares of 6% convertible redeemable preferred stock, ("6% Preferred Stock") with a par value of $.15 per share. Holders of these shares of 6% Preferred Stock are entitled to cast one vote per share at all stockholders meetings for all purposes and shall vote with the common stock as one class. The holders of the shares of 6% Preferred Stock are entitled to receive cumulative cash dividends, which will accrue at the rate of $.09 per share of 6% Preferred Stock per annum. No cash dividends will be declared or paid on any shares of Common Stock or the 8% Preferred Stock (no such shares issued or outstanding at December 31, 1996) until all accrued and unpaid dividends are paid on the shares of 6% Preferred Stock. Additionally, the holders of these shares will have the right to convert each share of their 6% Preferred Stock into one share of the Company's common stock. In the event that there is any accrued and unpaid dividends due on the 6% Preferred Stock at the time of conversion, then the accrued and unpaid dividends shall automatically be converted into shares of common stock at a rate of one share of common stock for each $1.50 of accrued and unpaid dividends, rounded to the nearest whole share. Subject to the redemption restrictions, the right to convert these shares shall be available at any time.

On December 10, 1996, the Company issued 1,666,667 shares of 6% Preferred Stock to EMAP, plc. ("EMAP") for $2,500,000 in cash. Legal fees and investment banking fees totaling $209,872 were incurred as part of this transaction. Five years after the date of issuance, December 10, 2001 (the "Election Date"), EMAP, at its election, has the right to redeem each share of the 6% Preferred Stock for cash or convert all such shares into shares of the Company's common stock. If the 6% Preferred Stock is redeemed, EMAP is entitled to receive a cash payment equal to $1.50 per share of 6% Preferred Stock, together with the amount as of the Election Date, of all accrued and unpaid dividends. The Company recognized $8,630 in a cumulative dividend payable as of December 31, 1996.

Upon any liquidation, dissolution or winding up of the Company, the holders of the shares of 6% Preferred Stock are entitled to receive a payment equal to $1.50 per share of 6% Preferred Stock, plus all accrued and unpaid dividends thereon before any payment shall be made to the holders of any 8% Preferred Stock or Common Stock. At that point, the holders of the shares of 6% Preferred Stock will not be entitled to any further distribution of the assets of the Company.


9.  STOCKHOLDERS' EQUITY

On April 21, 1994, the Company consummated a Stock Purchase Agreement with Island, pursuant to which Island purchased 2,500,000 newly-issued shares of the Company's common stock and three options to purchase an additional 2,500,000 shares of the Company's common stock in exchange for a cash payment to the

Company of $5,000,000. Two of the options have expired and Island has one remaining option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $6.00 per share which expires on April 20, 1997. Island was granted certain demand and piggyback registration rights with respect to the 2,500,000 shares purchased and the 1,000,000 shares of common stock underlying the $6.00 options, pursuant to a Registration Rights Agreement, date April 21, 1994, between the Company and Island.

In the fourth quarter of 1996, the Company received a letter from Island exercising its rights to demand registration of 2,500,000 shares of the Company's common stock owned by Island. In connection with this registration demand, StarNet/CEA has exercised its piggyback registration rights to include an aggregate of 2,207,284 shares of the Company's common stock in the demand registration statement. The Board of Directors of the Company is considering a request to register approximately 25 percent of the respective holdings of the Blank brothers and Louis Wolfson on such demand registration statement.

10.  EMPLOYEE STOCK OPTIONS AND WARRANTS

In August 1988, the Company adopted and approved a stock option plan for officers and other key employees (the "Plan"). The Plan is administered by a committee consisting of three or more members of the Company's Board of Directors who will then not be eligible to receive options under the Plan. On November 1, 1993, the stockholders of the Company approved an amendment to the Plan which allows the Company's Board of Directors to issue stock options to purchase up to 1,000,000 shares of Common Stock to employees and non-employee directors at an exercise price of not less than $1.00. The plan was further amended on September 20, 1996 to increase the stock options available under the plan to 1,500,000 shares. In 1994, the Compensation Committee granted 130,000 vested options to four non-employee directors, which expire two years from the dates of grant. Additionally, 230,000 options were granted to a former executive officer of the Company, which are now fully vested. During 1995, the Compensation Committee of the Board of Directors issued 425,000 options, all at an exercise price of $2.00 per share, to employees and 30,000 options at an exercise price of $1.75 per share to non-employee directors of the Company. These employee options have various vesting terms, with the majority of options (400,000) vesting proratably over a three year period from date of employment. During 1996, the Compensation Committee granted 25,000 options, at an exercise price of $2.00 to two employees and 30,000 to three non-employee directors.
All director options and the grant of extension of the expiration date are subject to approval by Liberty VJN pursuant to a letter agreement dated November 21, 1990, between the Company and TCI Liberty and subject to certain preemptive rights of Liberty VJN.

Deferred compensation has been recorded for the difference between the exercise price of the following described stock options and warrants and the fair market value of the Common Stock at the measurement date, usually the date of grant. Compensation is recognized at the date of grant for warrants. Stock compensation expense was approximately $41,000 (for a bonus to the Company's Chief Executive Officer) and $254,000 for the years ended December 31, 1996 and 1995, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense was recognized in 1996 or 1995 for option grants.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rate of 6.2%, and 5.4%; volatility factor of the expected market price of the Company's common stock of .971 and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                                  1996             1995
                                                ----------       --------
         Pro forma net income (net of tax)      $1,027,709       $282,060
         Pro forma income per share                    .04            .01

A summary of these options and warrants for the years ended December 31, 1996 and 1995 follows:



      WARRANTS
                                             1996                    1995
                                     --------------------    -------------------
                                                 Exercise               Exercise
                                     Warrants      Price     Warrants     Price
                                     --------    --------    --------   --------
      Outstanding at beginning
        of period                     11,000       $1.75      46,000      $1.75
      Granted                            -0-         -0-         -0-        -0-
      Exercised or expired            11,000       $1.75      35,000      $1.75
                                      ------                  ------

      Outstanding at end of period         0                  11,000      $1.75
                                      ======                  ======      =====

      Exercisable at end of period         0                  11,000      $1.75
                                      ======                  ======      =====




OPTIONS
                                                   1996                                 1995
                                   ------------------------------------  -----------------------------------
                                                               Weighted                             Weighted
                                                 Range of      Average                 Range of     Average
                                                 Exercise      Exercise                Exercise     Exercise
                                    Options       Price        Price     Options        Price         Price
                                   ---------   -----------     --------  --------    -----------    --------
Outstanding at beginning
  of period                        1,115,002   $1.00-$3.00     $1.87     675,752     $1.00-$3.00     $1.78
Granted                               55,000   $1.00-$2.00     $1.45     455,000     $1.75-$2.00     $1.98
Exercised                              7,500         $1.00     $1.00      12,333           $1.00     $1.00
Canceled/expired                      57,500   $1.00-$2.00     $1.59       3,417           $1.00     $1.00

Outstanding at end of period       1,105,002   $1.00-$3.00     $1.87   1,115,002     $1.00-$3.00     $1.87
                                   =========   ===========     =====   =========     ===========     =====
Exercisable at end of period         440,002   $1.00-$1.75     $1.23     354,160     $1.00-$1.75     $1.34
                                   =========   ===========     =====   =========     ===========     =====
Exercisable at end of period         371,667   $2.00-$3.00     $2.54     155,000     $2.00-$3.00     $2.65
                                   =========   ===========     =====   =========     ===========     =====
Weighted-average fair value of
options granted during the year                       $.80                                 $1.03
                                                      ====                                 =====



Exercise prices for options outstanding as of December 31, 1996 ranged from $1 to $3. The weighted-average remaining contractual lives of the $1.00-$1.75 options and the $2.00-$3.00 options are 1.47 and 2.73 years, respectively.

11.  CONTINGENCY

On August 30, 1991, the Company filed a complaint against certain parties alleging wrongful and intentional removal of certain proprietary materials used in connection with the development and marketing of an interactive television program owned by the Company, and fraudulent inducement to enter into a business relationship with these parties. The parties filed an answer, affirmative defenses, and a counterclaim against the Company for breach of contract and fraudulent inducement, and a complaint against the Company's former President, alleging fraudulent inducement by him. The Company and its former President believe the claims asserted are without merit. They have denied the allegations, moved to dismiss the claims and intend to vigorously defend the action, while pursuing the Company's claims against these parties. A trial date of June 1997 has been set. The accompanying financial statements do not include any amounts relating to the outcome of this uncertainty.


12. COMMITMENTS

The Company leases its main and regional offices and various office equipment under several operating lease agreements. Rent expense for office space and local box installation sites totaled approximately $1,686,000 and $1,449,000 for the years ended December 31, 1996, and 1995, respectively. Future minimum payments under these non-cancelable leases are approximately as follows:


                     Year                    Amount
                     ---                   ----------
                     1997                  $1,481,914
                     1998                   1,365,542
                     1999                   1,417,399
                     2000                     883,065
                     2001                     735,299
                     2002 and beyond           30,079
                                           ----------
                                           $5,913,298
                                           ==========


The Company has entered into agreements with television stations and cable system operators granting the Company the right to air its programming. These agreements are generally renewable every three years and are cancelable by either party with 90 days written notice. The Company pays either a fixed fee per month or a percentage of viewer revenues, with minimum monthly guaranteed payments required for approximately 51.3 percent of the Company's cable subscribers.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE BOX WORLDWIDE, INC.
                                          (Registrant)


Date:  March 26, 1997                     By:  /s/ Alan R. McGlade
                                            ---------------------------------
                                            Alan R. McGlade, President and
                                            Chief Executive Officer
                                            and Director


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   SIGNATURE                             TITLE                              DATE
   ---------                             -----                              ----
/s/ Alan R. McGlade                      President, Chief Executive         March 26, 1997
-------------------------------------    Officer and Director (Principal
Alan R. McGlade                          Executive Officer)

                                         Chairman of the Board of           March   , 1997
-------------------------------------    Directors
H. F. Lenfest



/s/ J. Patrick Michaels, Jr.             Vice Chairman of the Board of      March 26, 1997
-------------------------------------    Directors and Acting Chief
J. Patrick Michaels, Jr.                 Operating Officer


/s/ Luann M. Hoffman                     Chief Financial and                March 26, 1997
-------------------------------------    Administrative Officer and
Luann M. Hoffman                         Secretary (Principal Financial
                                         and Accounting Officer)


/s/ David Burns                          Director                           March 26, 1997
-------------------------------------
David Burns

                                         Director                           March   , 1997
-------------------------------------
Chris Blackwell


/s/ Stanley H. Greene                    Director                           March 26, 1997
-------------------------------------
Stanley H. Greene


/s/ Chris Innis                          Director                           March 26, 1997
-------------------------------------
Chris Innis


/s/ Robert Puck                          Director                           March 26, 1997
-------------------------------------
Robert Puck


/s/ Joel S. Rudich                       Director                           March 26, 1997
-------------------------------------
Joel S. Rudich


/s/ Lenny Sokolow                        Director                           March 26, 1997
-------------------------------------
Lenny Sokolow
