Form 10QSB
period 1997-03-31
VIDEO JUKEBOX NETWORK INC
filed 1997-05-15
CIK 803266

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to ______


                         Commission File Number 0-15445


                             THE BOX WORLDWIDE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Florida                                             59-2605267
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)



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

                                 Yes  X     No
                                     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                                  Number of Shares Outstanding
              Class                                       on May 9, 1997
              -----                                ----------------------------
Common Stock, Par Value $.001 Per Share                    24,001,781


Transitional Small Business Disclosure Format:          Yes        No  X
                                                            ---       ---

                             THE BOX WORLDWIDE, INC.

                                      INDEX


PART I               FINANCIAL INFORMATION                                        PAGE

         Item 1      Financial Statements


                     Consolidated Balance Sheet at March 31,
                     1997 (Unaudited)                                                3


                     Consolidated Statements of Operations for the
                     Three Months ended March 31, 1997 and 1996
                       (Unaudited)                                                   4


                     Consolidated Statements of Cash Flows for the
                     Three Months ended March 31, 1997 and 1996
                     (Unaudited)                                                     5


                     Notes to Financial Statements                                   6


         Item 2      Management's Discussion and Analysis or
                     Plan of Operation                                               9




SIGNATURES                                                                          20


                             THE BOX WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         MARCH 31,
                                                                           1997
                                                                        ----------

ASSETS:
-------

CURRENT ASSETS
  Cash and cash equivalents                                            $  4,316,162
  Accounts receivable, less allowances for
     doubtful accounts of $380,000                                        2,799,603
  Prepaid expenses and other current assets                                 469,949
                                                                       ------------

                   TOTAL CURRENT ASSETS                                   7,585,714
                                                                       ------------

RECEIVABLE FROM OFFICER - LONG TERM                                         102,034

PROPERTY AND EQUIPMENT, NET                                               8,291,535

DEFERRED COSTS AND OTHER ASSETS, NET                                      1,188,532

INVESTMENT IN AND ADVANCES TO
     UNCONSOLIDATED COMPANY                                                 246,140
                                                                       ------------

                   TOTAL ASSETS                                        $ 17,413,955
                                                                       ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                     $  1,446,828
  Accrued expenses                                                        2,482,613
                                                                       ------------

                   TOTAL CURRENT LIABILITIES                              3,929,441
                                                                       ------------


COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE REDEEMABLE PREFERRED STOCK
      $0.15 par value, $1.50 stated value, 1,800,000 shares
      authorized, 1,666,667 issued and outstanding
      including $46,130 of cumulative dividend payable                    2,336,258
                                                                       ------------

STOCKHOLDERS' EQUITY
   8% Cumulative convertible preferred
      stock, $1.00 par value, 200,000 shares
      authorized, none issued                                                  --
   Common stock, $.001 par value,
      40,000,000 shares authorized, 24,001,781
      shares issued and outstanding                                          24,002

    Additional paid in capital - Common Stock                            30,238,761

    Accumulated deficit                                                 (19,100,110)
    Cumulative foreign currency translation                                 (14,397)
                                                                       ------------

                   TOTAL STOCKHOLDERS' EQUITY                            11,148,256
                                                                       ------------

                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                              $ 17,413,955
                                                                       ============

See Notes to Financial Statements

                             THE BOX WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS
                                                              ------------------------------
                                                               MARCH 31,           MARCH 31,
                                                                 1997                1996
                                                              -----------         ----------
REVENUES
    Advertising revenues                                     $  2,349,717       $  1,995,575
    Net viewer revenues                                         2,046,681          2,779,085
    Other revenues                                                109,548             62,438
                                                             ------------       ------------

                                                                4,505,946          4,837,098
    Interest income                                               166,256            113,227
                                                             ------------       ------------

                                                                4,672,202          4,950,325
                                                             ------------       ------------



COSTS AND EXPENSES
    Affiliate fees, site costs and
      telephone service                                         1,491,872          1,410,051
    Distribution, general and
      administrative                                            3,755,930          3,931,421
    Satellite transponder and rent
      paid to related parties                                     118,020            345,689
    Depreciation and amortization                                 516,329            239,043
                                                             ------------       ------------

                                                                5,882,151          5,926,204
                                                             ------------       ------------

INCOME BEFORE INTEREST IN LOSSES OF
    UNCONSOLIDATED COMPANIES                                   (1,209,949)          (975,879)

INTEREST IN LOSSES OF UNCONSOLIDATED
     COMPANIES                                                   (171,264)          (247,015)
                                                             ------------       ------------


NET INCOME                                                     (1,381,213)        (1,222,894)

Deduct required dividend on 6% convertible
   redeemable preferred stock                                     (37,500)                 0
                                                             ------------       ------------

Net income attributable to common stock                      $ (1,418,713)      $ (1,222,894)
                                                             ============       ============


Net income per common share after deduction for
  required dividend on 6% convertible redeemable
  preferred stock                                            $      (0.06)      $      (0.05)
                                                             ============       ============

Weighted average number of common shares
  outstanding                                                  24,001,781         23,944,281
                                                             ============       ============

See Notes to Financial Statements

                             THE BOX WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE THREE MONTHS
                                                                                 ----------------------------
                                                                                  MARCH 31,         MARCH 31,
                                                                                    1997              1996
                                                                                 ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $(1,381,213)      $(1,222,894)
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                                                   516,329           239,043
     Interest in losses of unconsolidated companies                                  171,264           247,015
     Change in assets and liabilities:                                                                       0
       (Increase) decrease in accounts receivable                                   (281,961)          855,033
       Increase in prepaid expenses and other current assets                        (143,752)         (458,250)
       Decrease in accounts payable and accrued expenses                            (683,006)         (732,194)
                                                                                 -----------       -----------

  NET CASH USED IN OPERATING ACTIVITIES                                           (1,802,339)       (1,072,247)
                                                                                 -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (2,095,041)         (883,684)
  Increase in deferred costs                                                         (99,366)                0
  Disposal of equipment                                                                1,781            15,756
  Increase in investment in and advances to unconsolidated companies                (143,933)         (250,494)
                                                                                 -----------       -----------

  NET CASH USED IN INVESTING ACTIVITIES                                           (2,336,559)       (1,118,422)
                                                                                 -----------       -----------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              3,656           (13,056)
                                                                                 -----------       -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (4,135,242)       (2,203,725)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     8,451,404         6,712,402
                                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 4,316,162       $ 4,508,677
                                                                                 ===========       ===========


See Notes to Financial Statements

                             THE BOX WORLDWIDE, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. The financial information included herein is submitted pursuant to the requirements of Form 10-QSB and does not include all disclosures required by generally accepted accounting principles. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. The accompanying interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Net loss per share computations are based on the weighted average shares of common stock outstanding during the quarter. Common stock equivalents were not considered in the computation of net income or loss per share as their effect would be to decrease net loss per share.

3. The consolidated financial statements include the balance sheet and operating results of the Company's wholly-owned subsidiaries, VJN LPTV CORP. (incorporated in February, 1994), The Box Worldwide Europe, B.V., (incorporated in August, 1995), Video Jukebox Network Europe,
     Ltd. (incorporated in January, 1996), The Box Worldwide-Latin America, Inc. (incorporated in January, 1996), and The Box Italy, srl (incorporated in January 1997); and include on the equity method the operating results of Video Jukebox Network International, Limited ("VJNIL") for the first three months of 1996. The Company also accounts for its 50% owned subsidiary, The Box Holland (incorporated in October, 1995), on the equity method of accounting. All significant consolidating and eliminating entries have been included.

     UNCONSOLIDATED SUBSIDIARIES:

     THE BOX HOLLAND --- The following is a summary of the balance sheet as of March 31, 1997 and operating results for the quarters ended March 31, 1997 and 1996, respectively, of The Box Holland:

                                                       Three Months Ended
                                                ------------------------------
                                                March 31, 1997  March 31, 1996
                                                --------------  --------------
             Current assets                       $ 202,691
             Noncurrent assets                      746,168
                                                  ---------
                                                  $ 948,859
                                                  =========

             Current liabilities                  $ 226,857
             Equity, advances and notes
               payable to shareholders              722,002
                                                  ---------
                                                  $ 948,859
                                                  =========

             Net revenues                         $ 198,411       $  16,674
                                                  =========       =========

             Net operating loss                   $(342,529)      $(221,083)
                                                  =========       =========

     The Company recorded interest income of approximately $84,000 during the quarter ended March 31, 1997, related to a $883,000 loan outstanding with The Box Holland, Inc. during the period. Interest from inception of the loan in 1995 to date had not been previously recognized.

     VJNIL --- In September 1991, VJNIL, which began operations in 1992, was founded in the United Kingdom to develop and launch a United Kingdom version of the Company's music video television programming. The Company had beneficially owned 91% of the outstanding common stock of VJNIL from inception. On June 30, 1995, the Company purchased the remaining nine percent of VJNIL from its minority shareholder in exchange for 225,000 shares of the Company's common stock, which were valued at $267,187 on that day. Also on June 30, 1995, the Company completed the sale of a 50 percent equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. Legal and investment banking expenses related to this transaction totaled approximately $429,000. As part of this transaction, Ticketmaster loaned to VJNIL $1,500,000 which approximated the aggregate amount of the advances that had been made from time to time by the Company to VJNIL. Such loan from Ticketmaster and advances by the Company were secured by all of the assets of VJNIL and accrued interest at the rate of prime plus one percent. Simultaneously, an administrative services agreement was executed among the Company, VJNIL and Ticketmaster through which Ticketmaster purchased a portion of its 50 percent equity interest in VJNIL by issuing to VJNIL a promissory note payable in the amount of 625,400 pounds sterling (the equivalent of U.S. $1 million). This administrative services agreement, which was to expire June 30, 2000, required Ticketmaster to provide VJNIL with strategic and marketing related services, particularly with respect to sponsorship and promotional opportunities, advertising sales, merchandising and other home shopping projects undertaken by VJNIL. Principal amounts due under the promissory note did not accrue interest and monthly payments of principal were forgiven in full while Ticketmaster provided services to VJNIL under the administrative agreement.

     The Company's remaining investment in VJNIL had been accounted for on the equity method of accounting effective June 30, 1995. Prior to June 30, 1995, the subsidiary's assets, liabilities and operations had been consolidated with the Company.

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

     The following is a summary of VJNIL's balance sheet as of March 31, 1996 and operating results for the first quarter ended March 31, 1996, respectively, during which period the Company's share of these results were accounted for on the equity method by the Company:

                                              Three Months Ended
                                                March 31, 1996
                                              ------------------

             Current assets                     $ 1,238,705
             Noncurrent assets                      921,210
                                                -----------
                                                $ 2,159,915
                                                ===========

             Current liabilities                    583,421
             Noncurrent liabilities                   3,269

             Equity, advances and notes
                   payable to shareholders        1,573,225
                                                -----------
                                                $ 2,159,915
                                                ===========


             Net revenues                       $   492,114
                                                ===========
             Net operating loss                 $  (319,813)
                                                ===========

     The difference between the Company's recorded net investment in and advances to VJNIL at March 31, 1996 and the underlying equity in VJNIL's net assets relates primarily to previously recognized net losses prior to the sale of 50% of its interest in VJNIL. The Company recorded interest income of approximately $37,000 during the quarter ended March 31, 1996, related to a $1,500,000 loan outstanding with VJNIL during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

OVERVIEW:

Due to the wide brand recognition of THE BOX, the Company changed its corporate name to The Box Worldwide, Inc. effective February 20, 1997. A corporate restructuring has segregated domestic operations from the international operations and from the purely corporate functions. This restructuring allows the Company to organize its investments, operating structures and branding of its trademarks and technology in a more efficient and economical manner. Domestic operations are reflected through a new wholly-owned subsidiary, The Box Worldwide - USA, Inc., formed as a Delaware corporation in March 1997. Previously established subsidiaries, The Box Worldwide - Europe, B.V. and The Box Worldwide - Latin America, Inc., contain the operating results and development costs (through allocation from the parent company) for those respective regions; results from these two subsidiaries, along with all other international regions and the general international development costs together constitute "international operations and development", as referred to throughout this document.

Costs of international development and general corporate charges, to the extent they are not allocable to a reporting unit, are reported through the corporate division of the Company. For the results for the quarter ended March 31, 1996, however, no such expense allocations from the parent company to domestic and international operations were made. For comparability with the current period's results, all direct international and corporate expenses for the prior year period have been segregated.

For the quarter ended March 31, 1997, the Company realized a consolidated net loss of $1,381,213 as compared to a net loss of $1,222,894 for the quarter ended March 31, 1996. This consolidated loss is composed of the following items:

                                                                Three Months Ended
                                                         --------------------------------
                                                         March 31, 1997    March 31, 1996
                                                         --------------    --------------
             Loss from domestic operations                 $  (469,826)      $  (237,679)
             Loss from international development
                and operations                                (870,242)         (706,519)
             Net corporate expenses                            (41,145)         (278,696)
                                                           -----------       -----------

             Consolidated net loss                         $(1,381,213)      $(1,222,894)
                                                           ===========       ===========


As noted above, the 1997 results reflect allocations of certain corporate charges to domestic and international operations, whereas no such allocations were made in 1996.

Management believes that these allocations more accurately reflect the true cost to the domestic and international operating units for services provided by the parent company. If these allocations had not been recorded, the first quarter losses for 1997 from domestic operations and international development and operations would have been $265,218 and $115,756 lower, respectively.

Please refer to the following Supplemental Schedule of Revenue and Expenses by Segment for further detail:


                             THE BOX WORLDWIDE, INC.
            SUPPLEMENTAL SCHEDULE OF REVENUE AND EXPENSES BY SEGMENT
                   FOR QUARTERS ENDED MARCH 31, 1997 AND 1996



                                                        CONSOLIDATED               THE BOX WORLDWIDE-USA, INC.
                                              ------------------------------       -----------------------------
                                                   1997              1996              1997              1996
                                               -----------       -----------       -----------       -----------
REVENUES
     Advertising revenues                      $ 2,349,717       $ 1,995,575       $ 2,349,717       $ 1,995,575
     Net viewer revenues                         2,046,681         2,779,085         1,972,379         2,779,085
     Other revenues                                109,548            62,438            16,843            32,984
                                               -----------       -----------       -----------       -----------

                                                 4,505,946         4,837,098         4,338,939         4,807,644
     Interest income                               166,256           113,227                 0                 0
                                               -----------       -----------       -----------       -----------

                                                 4,672,202         4,950,325         4,338,939         4,807,644
                                               -----------       -----------       -----------       -----------
 COSTS AND EXPENSES
     Affiliate fees, site costs and
       telephone service                         1,491,872         1,410,051         1,431,424         1,398,332
     Distribution, general and
       administrative                            3,755,930         3,931,421         2,843,427         3,070,994
     Satellite transponder and rent
       paid to related parties                     118,020           345,689           118,020           345,689
     Depreciation and amortization                 516,329           239,043           415,894           230,308
                                               -----------       -----------       -----------       -----------

                                                 5,882,151         5,926,204         4,808,765         5,045,323
                                               -----------       -----------       -----------       -----------
 INCOME BEFORE INTEREST IN LOSS OF
       UNCONSOLIDATED COMPANIES                 (1,209,949)         (975,879)         (469,826)         (237,679)
                                               -----------       -----------       -----------       -----------

 INTEREST IN LOSS OF UNCONSOLIDATED
      COMPANIES                                   (171,264)         (247,015)                0                 0
                                               -----------       -----------       -----------       -----------

 NET LOSS                                      $(1,381,213)      $(1,222,894)      $  (469,826)      $  (237,679)
                                               ===========       ===========       ===========       ===========


                                                  INTERNATIONAL DEVELOPMENT
                                                        & OPERATIONS                         CORPORATE
                                               ------------------------------      -----------------------------
                                                    1997              1996             1997              1996
                                               -----------       -----------       -----------       -----------
REVENUES
     Advertising revenues                      $         0       $         0       $         0       $         0
     Net viewer revenues                            74,302                 0                 0                 0
     Other revenues                                 81,618             7,499            11,087            21,955
                                               -----------       -----------       -----------       -----------

                                                   155,920             7,499            11,087            21,955
     Interest income                                     0                 0           166,256           113,227
                                               -----------       -----------       -----------       -----------

                                                   155,920             7,499           177,343           135,182
                                               -----------       -----------       -----------       -----------
 COSTS AND EXPENSES
     Affiliate fees, site costs and
       telephone service                            60,448            11,719                 0                 0
     Distribution, general and
       administrative                              751,612           446,549           160,891           413,878
     Satellite transponder and rent
       paid to related parties                           0                 0                 0                 0
     Depreciation and amortization                  42,838             8,735            57,597                 0
                                               -----------       -----------       -----------       -----------

                                                   854,898           467,003           218,488           413,878
                                               -----------       -----------       -----------       -----------
 INCOME BEFORE INTEREST IN LOSS OF
       UNCONSOLIDATED COMPANIES                   (698,978)         (459,504)          (41,145)         (278,696)
                                               -----------       -----------       -----------       -----------

 INTEREST IN LOSS OF UNCONSOLIDATED
      COMPANIES                                   (171,264)         (247,015)                0                 0
                                               -----------       -----------       -----------       -----------

 NET LOSS                                      $  (870,242)      $  (706,519)      $   (41,145)      $  (278,696)
                                               ===========       ===========       ===========       ===========


                                      -10-

REVENUES:

Advertising Revenues:

Domestic advertising revenues increased by approximately $354,000 for the quarter ended March 31, 1997 as compared with the same 1996 period. National advertising improved 36%, or approximately $499,000, for the quarter ended March 31, 1997 from the comparable period in 1996. Proctor and Gamble, Coca Cola, MCI, Nintendo, Nike, Nordic Trak, AT&T and various other national consumer goods and services all advertised on THE BOX during the first quarter of 1997.

Record advertising decreased approximately $145,000 in the first quarter of 1997 as compared to the same quarter of 1996. Part of this decrease occurred due to the change in music mixes throughout the Company's localized interactive boxes. In the past the Company had relied almost exclusively on record advertising of urban and rap artists which is no longer compatible with the programming offered on all boxes. Minimal new music product was released during the first quarter of 1997, also resulting in lower advertising levels. During April 1997, the Company's top management and record advertising sales team have participated in presentations to eighty five percent of all the major record labels. With these presentations, management informed the record labels of the Company's music mix changes, digital technology changes and overall localized programming strategy that will enable the labels to promote ALL their music product on THE BOX rather than the narrow niche of urban and rap music. Management believes that the presentations were well received and, while it cannot be assured, record label advertising is expected to improve throughout 1997.

Nearly $6.4 million in domestic advertising has already been booked for the year. International advertising is anticipated to begin to contribute positively to consolidated operations in 1997, due to subscriber increases in existing international operations and the March 1997 broadcast launch of The Box Italy. However, there can be no assurance that all booked revenue will actually be aired and earned or that the international growth will result in increased advertising.

NET VIEWER REVENUES:

The decrease in net viewer revenues of $732,000 results from the net effect of reduced domestic gross viewer revenues (negative effect of $1,132,000), as offset by the related reduction in the telephone service provider's billing and collection charges (positive effect of $143,000), the increase in international viewer revenues (positive effect of $74,000) and the reduction in chargebacks experienced when consumers failed to pay for their requested videos (positive effect of $183,000).

Gross domestic viewer revenues, which resulted from the interactive telephone calls to THE BOX for video selections, decreased from $3,503,000 to $2,371,000, a difference of approximately $1,132,000 or 32% from the first quarter of 1996 to the first quarter of 1997. Approximately $235,000 related to the loss of carriage on a Detroit cable system. The remaining decrease resulted from a lower average performance per box during the first quarter of 1997. This decrease in average performance may be attributed to factors involving both the Company and the music industry. THE BOX removed certain violent or sexually explicit videos from its playlists, which historically generated a significant number of viewer requests. The Company also has introduced request emulation when no viewer requests were in the queue. Finally, the transactional revenue has been negatively affected by airtime required for increased advertising and for additional programming elements such as Box Big Break (on-air spots featuring local artists) and other elements designed to strengthen viewing of THE BOX.

As the Company moves forward to improve its product, the interests of various constituencies must be balanced. This involves attracting and maintaining viewers and remaining cognizant of the concerns of cable operators and advertisers. While many requests on THE BOX were directed towards controversial videos, their frequent play resulted in the loss of cable distribution. To address this issue, THE BOX has implemented a more stringent standard for video content while at the same time maintaining its reputation for innovative programming.

THE BOX also is taking additional steps to balance its appeal to both the passive and the transacting audiences. Request emulation and pre-programmed segments are increasing the attractiveness of the service to non-transacting viewers which make up the bulk of THE BOX audience. These viewers are looking for engaging and continuous programming, prefer less emphasis on a static request menu and want fewer repetitive plays of the same music video selection. The needs of advertisers and cable operators are generally more closely aligned with these non-transacting viewers. However, some form of the menu with a call to action is important to prompt requests from transactional viewers. The Company continues to make enhancements to serve both audience groups.

In addition to taking viewer requests via 900 service, the Company introduced a new program in 1996 to allow customers who would like to exceed the Company's 900 service credit limit to establish a prepaid account for the selection of videos. In addition to generating additional viewer revenue, this program has been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. Initiated as a test, this program slowly expanded during 1996 so that, by the end of that year, it was available to all customers. This new prepaid video program provided 27.7% of gross viewer revenue in the current period, as compared with 6.3% in the first quarter of 1996, when it was first introduced on a test basis. Revenue from this program is recognized only as videos are selected, while prepaid account balances are included in current liabilities.

With lower domestic viewer revenues, the billing and collection charges imposed by the

Company's telephone service provider were reduced proportionately. Therefore, an offset to the decrease in domestic gross revenue is the reduction in billing charges of approximately $143,000. Besides the lower revenue level, the Company has been successful in renegotiating with the telco providers to reduce billing and collection charges from eight to seven percent during the first quarter of 1997. Further, revenue from the prepaid video program is not subject to billing and collection charges, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges.

An additional component of net viewer revenues relates to the adverse effect of domestic customers who deny having made music video requests on THE BOX. In the Company's current international markets, consumers are not allowed to refute these charges, so the chargebacks are only occurring domestically. In an effort to reduce chargebacks from telephone companies, the Company is in its third year of call blocking for previous non-paying customers and applying credit limitations for all its interactive viewers. After nearly three years of these procedures, the Company has seen the chargeback rate reduced from over 16.7% in 1994, to approximately 12% for 1995 and thereafter. Chargebacks for the quarter ended March 31, 1997 totaled approximately $278,000 as compared to $461,000 for the same prior year period. Revenue from the prepaid video program is not subject to customer chargebacks since all money is collected before the videos air, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges.

Net viewer revenue from international boxes increased by a net of $74,000 due to the 1996 international launches in Argentina, Chile, Peru and Venezuela, none of which were in operation during first quarter 1996, and the 1997 launch in New Zealand.

OTHER REVENUE:

Miscellaneous revenues for the first quarter 1997 included $70,000 in domestic and international cable carriage fees, $17,000 for production services provided to our unconsolidated Holland affiliate, $11,000 in gains on the sale of some minor equipment, merchandise revenue of approximately $6,000 from the closeout of the Company's retail store outlet, revenue totaling $4,000 from the music compilations marketed under the Company's BOXtunes label and miscellaneous other revenue of approximately $1,000. Interest income totaled approximately $166,000 in the first quarter of 1997, which included $84,000 on an outstanding loan to our Holland affiliate. Interest from inception of the loan in 1995 to date had not been previously recognized.

COSTS AND EXPENSES:

AFFILIATE FEES, SITE COSTS AND TELEPHONE SERVICES:

Expenses for affiliate fees, site costs and telephone services were 72.9% and 50.7% of net viewer revenues for the quarters ended March 31, 1997 and 1996, respectively. These expenses as a percentage of net viewer revenues are up significantly for 1997 since a large portion of the affiliation fees, site costs and telecommunications charges are fixed per location. With the reduced level of domestic viewer transactional revenues, these expenses as a percentage of revenues increased in the first quarter of 1997. These expenses totaled $82,000 more for first quarter 1997 as compared with the same prior year period. The total increase resulted from increased expenditures for domestic and international operations of $33,000 and $49,000, respectively.

The domestic growth in expenses of approximately $33,000 between the quarters ended March 31, 1997 and 1996 was due to the net effect of the following:

o A decrease in low power television affiliation fees of approximately $99,000. Of this decrease, $34,000 relates to the discontinued affiliation with a New York City low power station broadcasting from Queens. This affiliation was terminated on January 31, 1997 to reduce carriage fee expenditures since the other two low power affiliates in New York City had improved their signals and were covering a majority of the market at lower affiliation fees. The remainder of the decrease in low power affiliation fees correlates with the reduction in net viewer revenue.

o An increase in satellite transponder and uplink fees of $166,000 paid for satellite service of THE BOX. Beginning in April 1996, the Company entered into an agreement for such service with an unrelated third party. In prior years and through the end of March 1996, the fees for satellite transponder and uplink services were paid to a related party and were included in the related party expenditure category in the financial statements.

o An increase in the cable affiliation fees of approximately $98,000 resulted from credits recognized in the quarter ended March 31, 1996 related to the removal of the Company's programming from the New York City system in 1996, with no comparable item in the same current year period.

o An $8,000 increase in the low power television site costs due to new launches.

o A decrease of $237,000 in domestic transport costs due to a combination of reduced levels of viewer transactional revenues and rerouting of certain telephone calls in-house that were previously handled by outside service bureaus. In the future, the Company expects to realize significant savings through the continued movement of these calls to an in-house operation.

o An increase in telecommunications expense of $97,000 due mainly to the fixed VSAT transmission charges associated with the new digital box operations. While these expenses will provide for higher telecommunications expenses in 1997, the net cost savings of updating each Box location by VSAT satellite as opposed to the development, production and distribution of 3/4-inch tapes and laser discs required under the old analog technology are expected to total approximately $82,000 per month.

International expenses for affiliate fees, site costs and telephone services increased by $49,000 due to the start-up of new international operations in the second half of 1996 and the first quarter of 1997 that were not in existence during the first quarter of 1996.

DISTRIBUTION, GENERAL AND ADMINISTRATIVE:

Consolidated distribution, general and administrative expenses for the quarter ended March 31, 1997 decreased by approximately $175,000, from $3,931,000 in 1996 to $3,756,000 in 1997. This decrease can be divided into the net effect of these components: a decrease in domestic expenditures of approximately $227,000; an increase of approximately $305,000 related to international development operating expenses; and a decrease in corporate expenses of $253,000 (after allocation to domestic and international units).

As part of the Company's corporate restructuring, corporate expenses have been segregated from expenses relating to domestic and international development and operations. These corporate costs primarily consist of parent company personnel, administrative expenses, legal fees and the continuing development cost of the digital box and related technology. All charges which relate to domestic and international expenditures, which are essentially all charges except for the corporate costs of a public company, have been allocated to the operating units beginning with the first quarter of 1997. For the three month periods ended March 31, 1997 and 1996, the net corporate charges were as follows:


                                                               Three Months Ended
                                                          -------------------------------
                                                          March 31, 1997   March 31, 1996
                                                          --------------  ---------------
          Total corporate charges                          $ 541,865         $413,878
          Allocated to The Box Worldwide-USA, Inc.          (265,218)            --
          Allocated to international operations             (115,756)            --
                                                           ---------         --------

          Net corporate charges                            $ 160,891         $413,878
                                                           =========         ========


The increase in total corporate charges from $414,000 in 1996 to $542,000 for first quarter 1997 ($128,000) consisted of the following items:

o An increase in compensation of $39,000 relating mostly to the transfer of certain operational functions to the parent company in 1997.

o Higher legal costs of $62,000 relating to the corporate reorganization and other legal matters.

o    Increased travel and industry event participation of $21,000.

o    Increased occupancy related costs of $6,000.

Distribution, general and administrative expenses for domestic operations decreased by $227,000 for the first quarter of 1997 as compared with the same prior year period. The majority of the savings ($174,000) related to lower salaries and benefits realized primarily due to three factors: (i) the departure of the Executive Vice President, Programming in 1996 ($85,000); (ii) the transfer of certain staff from domestic operations to corporate and international operations ($20,000); and (iii) a general reduction of domestic staff due to the elimination of a number of positions ($69,000).

Further decreases were experienced in trade advertising, consumer marketing, research, industry events and travel and entertainment expenses of approximately $289,000 as a result of the Company deferring the development of its new marketing campaign until the latter part of 1997. Participation in several industry trade events also were reduced in order to control costs. While trade advertising will likely increase in 1997, the costs for trade events should remain low and possibly even decrease given the reduction of cable industry state association shows.

Domestic legal expenses decreased by approximately $9,000 in 1997 as compared with 1996. A decrease of $115,000 in production, discs and shipping costs resulted from more in-house production and the use of VSAT technology to update the Digital Box programming. Music costs associated with the Company's revenues decreased approximately $20,000 for the first quarter of 1997 as compared with the first quarter of 1996 due to the lower overall revenue levels.

Cost of sales associated with merchandise sold through the Company's retail operation was approximately $17,000 lower for the quarter ended March 31, 1997, as compared with the same prior year period. The Company closed the store at the end of the first quarter of 1997, because it was unprofitable. This deletion of operations is expected to save the Company over $100,000 in operating expenditures for 1997.

Offsetting these domestic decreases, increased national and direct response advertising sales revenues in the first quarter of 1997, as compared with the same period in 1996, resulted in higher agency commissions of approximately $72,000. The Company also expended approximately $60,000 more in operations, office and administrative costs during the quarter ended March 31, 1997 than to the same prior year period. These increased charges related to increased use of consultants for internet development, marketing and public relations ($59,000), and higher property taxes relating to new digital box equipment ($12,000) offset by lower costs of office administration ($11,000). As discussed above, corporate overhead of approximately $265,000 was allocated to domestic operations in the first quarter of 1997, with no comparable amount allocated in the first quarter of 1996.

Distribution, general and administrative expenses for our consolidated international development and operations increased by approximately $305,000 for the quarter ended March 31, 1997, as compared to the same prior year period. These expenses related to operations in Argentina, Chile, Peru and Venezuela, which launched in 1996 and incurred minimal expenses in 1996, and start-up operations in New Zealand in 1997. The increased expenditures involved were: operations, office and administration ($112,000); salaries and benefits ($9,000); legal ($37,000); production, discs, tapes and shipping ($43,000); and corporate allocations of $116,000. These increases were offset by a decrease in marketing, research, trade advertising, travel and events of $12,000.

SATELLITE TRANSPONDER AND RENT PAID TO RELATED PARTIES:

Related party expenditures decreased from $346,000 for the first quarter of 1996 to $118,000 for the same current year period. Satellite transponder and service fees for the Company's satellite distributed programming resulted in related party expenditures of $220,500 for the quarter ended March 31, 1996 with no comparable expense in 1997. WTCI, a subsidiary of Tele-Communications, Inc., is now providing the satellite transponder and uplink services via the Hughes' satellite Galaxy 7, transponder 13. Beginning in January 1997, the fee charged by WTCI was $55,000 per month and such expense was included in the financial statements under "Affiliate fees, site costs and telephone service." The Company is negotiating a long-term agreement with WTCI for these services, which are now provided on a month-to-month basis.

In 1997 and 1996, the Company incurred rental expense of approximately $118,000 and $125,200, respectively, payable to Island Trading Company, Inc. for its corporate headquarters location.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses for the quarter ended March 31, 1997 increased by approximately $277,000 due to capital expenditures for the development, equipment and installation costs associated with the new digital boxes launched in 1996 and 1997, as well as certain capital expenditures relating to international operations.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets to current liabilities) was 1.93 to
1.00 at March 31, 1997 as compared to 2.79 to 1.00 at March 31, 1996. At March 31, 1997, the Company's current assets exceeded its current liabilities by approximately $3,656,000.

The Company utilized approximately $7.0 million in cash during 1996 and first quarter 1997, for equipment, software development and leasehold improvements. These expenditures related mainly to the initial wave of development and installation of the Company's digital box technology, including base digital support equipment and enhancement to its in-house computer system during the past twelve months, plus costs associated with expanding the Company's office space in New York and Miami Beach. The Company believes that the newly developed technology, known as the Digital Box, is a critical element of the Company's future. The marketing advantages provided by the Digital Box will allow enhanced localized programming and advertising plus programming improvements through enhanced audio and video quality, superior graphic quality, consumer friendly responsiveness (such as nearly immediate video play), and operational efficiencies, such as reduction of expenses associated with the manual process of tapes, discs, weekly change outs of music product and limited availability for advertising. The Company now has replaced all domestic analog boxes in the field with the Digital Box except for certain low performing boxes, which were switched to the Company's satellite box feed at a cost of approximately $2,500 per location. There can be no assurance that this new technology will result in additional distribution, additional advertising sales or higher viewership. In the future, a digital rather than analog box will be deployed at new domestic affiliate locations. Analog box equipment taken out of domestic service is now available for deployment internationally, reducing the Company's cash requirements for expansion in new and existing international markets.

Approximately $993,000 was spent during first quarter 1997 in advances of operating expenses for the Company's international operations, specifically Holland, Argentina, Venezuela, Chile, Peru, New Zealand and Italy. Another $175,000 was spent for corporate international development expenses.

In February 1996, the Company entered into a five-year agreement with an unaffiliated party to purchase satellite receiving equipment and satellite transponder time for sending digitized video segments from the Company's headquarters to the various box unit locations at cable head end and broadcast station sites. The minimum cash commitment of the Company under this agreement is approximately $1.9 million, of which approximately $980,000 has already been paid through April 1997.

The Company has used, and plans to continue to use funds received from the 1995 and 1996 sales of its former United Kingdom subsidiary to: (i) fully implement the Digital Box, replacing virtually all domestic analog boxes in the field with a Digital Box or a conversion to satellite service; (ii) expand the distribution of the Company's programming by constructing and installing additional box units with the new digital technology; (iii) advertise, market and promote the Company's programming including the staffing of a larger marketing and sales staff; (iv) research, develop, maintain and improve the Company's software and equipment including the continued development of the Digital Box; (v) fund working capital; and (vi) fund certain international programming ventures, such as The Box - Italy which was launched in March 1997. It is estimated that The Box - Italy will require nearly $1.2 million in cash and equipment contributions within its first eighteen months of operation.

Management has and will continue to undertake several operational measures in an effort to continue to improve the Company's liquidity and cash flow position. With full implementation of the Digital Box, the Company will save approximately $82,000 in operating costs per month, or annual savings of $984,000. In 1995, the Company completed the renegotiation of affiliation agreements with the two largest multiple system operators. While considerable savings have resulted from the renegotiation of these agreements and all new agreements are signed at these similar reduced monthly guaranteed affiliation payments, it is not known if the Company may be required to incur additional costs in order to gain distribution in certain key markets.

Chargebacks of the Company's phone call revenue have been reduced by blocking requests of viewers who have a history of denying having made music video requests and applying credit limits on new customer accounts. As the Company obtains additional information about its customer base and improves upon the time taken by the Company's phone provider to report denied payments, the Company believes it will be able to continue to reduce or at least maintain the current chargeback levels. With the implementation of the new prepaid video program, the Company has realized reduced chargebacks, reduced transport and telecommunications expenses as well as elimination of the seven percent billing fee imposed on all gross transactional revenue handled by the Company's current telephone service provider. The Company also plans to handle all transactional calls through its own telephone system. While exact cost savings are not known, and cannot be assured, significant savings are expected when such a complete transfer occurs.

The Company believes that its current financial position, with its current level of operations, will be sufficient to meet its cash requirements over the next twelve months.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE BOX WORLDWIDE, INC.
                                               -----------------------
                                                   (REGISTRANT)




Date:     May 12, 1997                By: /s/Alan McGlade
                                          ---------------------------------
                                      Alan McGlade
                                      President and Chief Executive Officer





Date:     May 12, 1997                By: /s/Luann M. Hoffman
                                          ---------------------------------
                                      Luann M. Hoffman
                                      Chief Financial and
                                         Administrative Officer