Form 10QSB
period 1997-06-30
VIDEO JUKEBOX NETWORK INC
filed 1997-08-14
CIK 803266

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

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

                  Class                            Number of Shares Outstanding
                                                        on August 12, 1997

Common Stock, Par Value $.001 Per Share                     24,001,781

Transitional Small Business Disclosure Format:           Yes        No  X
                                                             ----     -----

                             THE BOX WORLDWIDE, INC.

                                      INDEX

PART I              FINANCIAL INFORMATION                                      PAGE

         Item 1     Financial Statements


                    Consolidated Balance Sheet at June 30,
                    1997 (Unaudited)                                             3


                    Consolidated Statements of Operations for the
                    Three Months and Six Months ended June 30,
                    1997 and 1996 (Unaudited)                                    4


                    Consolidated Statements of Cash Flows for the
                    Six Months ended June 30, 1997 and 1996
                    (Unaudited)                                                  5


                    Notes to Financial Statements                                6


         Item 2     Management's Discussion and Analysis or
                    Plan of Operation                                           15


PART II             OTHER INFORMATION

         Item 1     Legal Proceedings                                           35

         Item 5     Other Information                                           36

         Item 6     Exhibits                                                    40


SIGNATURES                                                                      41



                             THE BOX WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

================================================================================

                                                                         JUNE 30,
                                                                           1997
                                                                       ------------
ASSETS:

CURRENT ASSETS
  Cash and cash equivalents                                            $  2,345,293
  Accounts receivable, less allowances for
     doubtful accounts of $332,000                                        3,065,001

  Prepaid expenses and other current assets                                 319,239
                                                                       ------------
                   TOTAL CURRENT ASSETS                                   5,729,533

RECEIVABLE FROM OFFICER - LONG TERM                                         104,389

PROPERTY AND EQUIPMENT, NET                                               8,852,102

DEFERRED COSTS AND OTHER ASSETS, NET                                      1,644,619

INVESTMENT IN AND ADVANCES TO
  UNCONSOLIDATED COMPANY                                                    348,137
                                                                       ------------
                   TOTAL ASSETS                                        $ 16,678,780
                                                                       ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                     $  1,210,562
  Accrued expenses                                                        3,375,933
                                                                       ------------
                   TOTAL CURRENT LIABILITIES                              4,586,495
                                                                       ------------
COMMITMENTS AND CONTINGENCIES


6% CONVERTIBLE REDEEMABLE PREFERRED STOCK
      $0.15 par value, $1.50 stated value, 1,800,000 shares
      authorized, 1,666,667 issued and outstanding
      including $83,630 of cumulative dividend payable                    2,373,758
                                                                       ------------

STOCKHOLDERS' EQUITY
   8% Cumulative convertible preferred
      stock, $1.00 par value, 200,000 shares
      authorized, none issued                                                    --
   Common stock, $.001 par value,
      40,000,000 shares authorized, 24,001,781
      shares issued and outstanding at June 30, 1997                         24,002



    Additional paid in capital - Common Stock                            30,238,761

    Accumulated deficit                                                 (20,490,833)
    Cumulative foreign currency translation                                 (53,403)
                                                                       ------------
                   TOTAL STOCKHOLDERS' EQUITY                             9,718,527
                                                                       ------------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                              $ 16,678,780
                                                                       ============


See Notes to Financial Statements

                             THE BOX WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

=============================================================================

                                                        FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                        JUNE 30,           JUNE 30,            JUNE 30,           JUNE 30,
                                                          1997               1996                1997               1996
                                                      ------------       ------------       ------------       ------------
REVENUES
    Advertising revenues                              $  2,619,218       $  2,855,244       $  4,968,935       $  4,850,819
    Net viewer revenues                                  2,321,527          2,677,276          4,368,208          5,456,361
    Other revenues                                         172,384             82,149            281,932            144,587
                                                      ------------       ------------       ------------       ------------

                                                         5,113,129          5,614,669          9,619,075         10,451,767
    Interest income                                         71,372             80,930            237,628            194,157
                                                      ------------       ------------       ------------       ------------

                                                         5,184,501          5,695,599          9,856,703         10,645,924
                                                      ------------       ------------       ------------       ------------



COSTS AND EXPENSES
    Affiliate fees, site costs and
      telephone service                                  1,367,733          1,623,119          2,859,605          3,033,170
    Distribution, general and
      administrative                                     4,320,008          4,254,320          8,075,938          8,185,741
    Satellite transponder and rent
      paid to related parties                              118,020            149,691            236,040            495,380
    Depreciation and amortization                          586,489            325,326          1,102,818            564,369
                                                      ------------       ------------       ------------       ------------

                                                         6,392,250          6,352,456         12,274,401         12,278,660
                                                      ------------       ------------       ------------       ------------

LOSS BEFORE INTEREST IN LOSSES OF
  UNCONSOLIDATED COMPANIES                              (1,207,749)          (656,857)        (2,417,698)        (1,632,736)

INTEREST IN LOSSES OF UNCONSOLIDATED
  COMPANIES                                               (145,473)          (207,320)          (316,737)          (454,335)
                                                      ------------       ------------       ------------       ------------


NET LOSS                                                (1,353,222)          (864,177)        (2,734,435)        (2,087,071)

Deduct required dividend on 6% convertible
   redeemable preferred stock                              (37,500)                 0            (75,000)                 0
                                                      ------------       ------------       ------------       ------------

Net loss attributable to common stock                 $ (1,390,722)      $   (864,177)      $ (2,809,435)      $ (2,087,071)
                                                      ============       ============       ============       ============


Net loss per common share after deduction for
  required dividend on 6% convertible redeemable
  preferred stock                                     $      (0.06)      $      (0.04)      $      (0.12)      $      (0.09)
                                                      ============       ============       ============       ============

Weighted average number of common shares
  outstanding                                           24,001,781         23,956,918         24,001,781         23,950,600
                                                      ============       ============       ============       ============



See Notes to Financial Statements

                             THE BOX WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

================================================================================

                                                                             FOR THE SIX MONTHS ENDED
                                                                          -----------------------------
                                                                            JUNE 30,          JUNE 30,
                                                                              1997              1996
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(2,734,435)      $(2,087,071)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                          1,102,818           564,369
     Interest in losses of unconsolidated companies                           316,737           454,335
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable                            (552,851)          736,492
       Increase in prepaid expenses and other current assets                   (4,369)         (736,830)
       (Decrease) increase in accounts payable and accrued expenses           (20,303)          328,444
                                                                          -----------       -----------

  NET CASH USED IN OPERATING ACTIVITIES                                    (1,892,403)         (740,261)
                                                                          -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (3,254,855)       (2,706,219)
  Increase in deferred costs                                                 (601,928)                0
  Disposal of equipment                                                        31,365            27,508
  Increase in investment in and advances to unconsolidated companies         (391,403)         (383,205)
                                                                          -----------       -----------

  NET CASH USED IN INVESTING ACTIVITIES                                    (4,216,821)       (3,061,916)
                                                                          -----------       -----------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       3,113           (50,316)
                                                                          -----------       -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (6,106,111)       (3,852,493)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              8,451,404         6,712,402
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 2,345,293       $ 2,859,909
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

3. The consolidated financial statements include the balance sheet and operating results of the Company's wholly-owned subsidiaries, VJN LPTV Corp. (incorporated in February, 1994), The Box Worldwide Europe, B.V., (incorporated in August, 1995), Video Jukebox Network Europe, Ltd.(incorporated in January, 1996), The Box Worldwide-Latin America, Inc. (incorporated in January, 1996), The Box Argentina (incorporated in December 1996), and The Box Italy, srl (incorporated in January 1997); and include on the equity method the operating results of Video Jukebox Network International, Limited ("VJNIL") for the first six months of 1996. The Company also accounts for its 50% owned subsidiary, The Box Holland (incorporated in October, 1995), on the equity method of accounting. All significant consolidating and eliminating entries have been included.

     UNCONSOLIDATED SUBSIDIARIES:

     THE BOX HOLLAND --- The following is a summary of the balance sheet as of June 30, 1997 and operating results for the three months and six months ended June 30, 1997 and 1996, respectively, of The Box Holland:

                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                       JUNE 30, 1997  JUNE 30, 1996     JUNE 30, 1997   JUNE 30, 1996
                                       -------------  -------------     -------------   -------------
          Current assets                                                  $ 231,015       $ 156,414
          Non-current assets                                                727,510         804,101
                                                                          ---------       ---------
                                                                          $ 958,525       $ 960,515
                                                                          =========       =========

          Current liabilities                                             $ 205,531       $ 270,295
          Equity, advances and notes
            payable to shareholders                                         752,994         690,220
                                                                          ---------       ---------
                                                                          $ 958,525       $ 960,515
                                                                          =========       =========

          Net revenues                    $  13,874       $  74,750       $ 212,285       $  91,424
                                          =========       =========       =========       =========

          Net operating loss              $(290,944)      $(147,115)      $(633,472)      $(368,198)
                                          =========       =========       =========       =========

     The Company recorded interest income of approximately $28,000 and $112,000 during the quarter and six months ended June 30, 1997, related to a $994,000 loan outstanding with The Box Holland, Inc. during these periods. Interest from inception of the loan in 1995 to the end of 1996 had not been previously recognized, and was included in the first quarter of 1997.

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

     The following is a summary of VJNIL's balance sheet as of June 30, 1996 and operating results for the quarter and six months ended June 30, 1996, respectively, during which period the Company's share of these results were accounted for on the equity method by the Company:


                                              Three Months Ended   Six Months Ended
                                                 June 30, 1996      June 30, 1996
                                              -----------------    ----------------
          Current assets                                              $ 1,979,308
          Noncurrent assets                                               993,151
                                                                      -----------
                                                                      $ 2,972,459
                                                                      ===========

          Current liabilities                                         $ 1,118,289
          Non-current liabilities                                           2,213
          Equity, advances and notes
            payable to shareholders                                     1,851,957
                                                                      -----------
                                                                      $ 2,972,459
                                                                      ===========

          Net revenues                             $   575,799        $ 1,067,913
                                                   ===========        ===========

          Net operating loss                       $ ( 316,162)       $  (635,975)
                                                   ===========        ===========



     The difference between the Company's recorded net investment in and advances to VJNIL at June 30, 1996 and the underlying equity in VJNIL's net assets relates primarily to previously recognized net losses prior to the sale of 50% of its interest in VJNIL. The Company recorded interest income of approximately $37,000 and $75,000 during the three and six months ended June 30, 1996, respectively, related to a $1,500,000 loan outstanding with VJNIL during the period.

4.   LEGAL PROCEEDINGS:

     In May 1997, the Company settled the litigation against Donald L. Barone ("Barone"), Kenneth Trzecki ("Trzecki") and Healthcare Communications, Inc. ("HCI") in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the terms of the settlement, the Company paid an aggregate of approximately $165,000 to Barone, Trzecki and HCI, and all of the parties to the litigation exchanged releases and dismissed their respective claims with prejudice.

5.   SUBSEQUENT EVENTS:

     As of August 12, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TCI Music, Inc. ("TCI Music") and TCI Music Acquisition Sub, Inc. ("Acquisition Sub"), a wholly-owned subsidiary of TCI Music, pursuant to which Acquisition Sub will be merged (the "Merger") with and into the Company, with the Company as the surviving corporation.

     The aggregate consideration deliverable by TCI Music in the Merger (the "Merger Consideration") will be equal to (a) the sum of (i) $38,502,672 and
     (ii) $1.50 times the number of shares of the Company's common stock, par value $.001 per share ("Company Common Stock"), issued prior to the closing of the Merger upon the exercise or conversion of options, warrants, convertible securities or other rights to acquire Company Common Stock that are outstanding as of the date of the Merger Agreement MINUS (b) the sum of
     (i) $1.50 times the number of shares of Company Common Stock that are held by holders of such shares who have not voted in favor of the Merger or consented to the Merger in writing and who have demanded appraisal rights with respect to such shares in accordance with the Florida Business Corporation Act (the "Dissenting Shares"), (ii) $1.50 times the number of shares of the Company's 6% convertible redeemable preferred stock, par value $.15 per share and stated value of $1.50 per share (the "Company Preferred Stock"), outstanding at the closing of the Merger that are not Dissenting Shares and (iii) all accrued and unpaid dividends on shares of Company Preferred Stock at the time of the closing of the Merger, whether or not such shares are Dissenting Shares.

     Pursuant to the Merger Agreement, among other things, each share of Company Common Stock outstanding immediately prior to the closing of the Merger (except Dissenting Shares) will be converted into the right to receive (a) a fraction (the "Exchange Rate") of one share of TCI Music Series A Convertible Preferred Stock, par value $.01 per share ("TCI Music Preferred Stock"), and (b) as to any holder of shares of Company Common Stock, if the total number of shares of Company Common Stock of such holder is not convertible into a whole number of shares of TCI Music Preferred Stock, the right to receive cash in lieu of any fractional share of TCI Music Preferred Stock. Under the Merger Agreement, the Exchange Rate is defined as the quotient of (a) the quotient of the Merger Consideration divided by three times the average of the average daily closing bid and asked prices of one share of TCI Music Series A Common Stock, par value $.01 per share ("TCI Music Series A Common Stock"), for a period of 20 consecutive trading days ending on the third trading day prior to the closing of the Merger (as reported on the NASDAQ SmallCap Market), divided by (b) the number of shares of Company Common Stock outstanding immediately prior to the closing of the Merger, less the number of shares of Company Common Stock that are Dissenting Shares.

     The holders of the TCI Music Preferred Stock will have the right, at any time, to convert each share of TCI Music Preferred Stock into three shares of TCI Music Series A Common Stock, subject to certain adjustments set forth in the Certificate of Designations (the "Certificate of Designations") for the TCI Music Preferred Stock.

     Holders of the TCI Music Preferred Stock will be entitled to vote on all matters submitted to a vote of the holders of the TCI Music Series A Common Stock. Each share of TCI Music Preferred Stock will entitle the registered holder thereof to a number of votes equal to the number of shares of TCI Music Series A Common Stock into which each such share is convertible as of the record date for the matter to be voted upon. Holders of the TCI Music Preferred Stock will vote together with holders of the TCI Music Series A Common Stock and will not be entitled to vote as a class except as otherwise required by TCI Music's Certificate of Incorporation or the General Corporation Law of the State of Delaware, the jurisdiction in which TCI Music is incorporated.

     Holders of the TCI Music Preferred Stock will be entitled to receive cash dividends from time to time on each share of TCI Music Preferred Stock, payable out of funds legally available therefore, in an amount equal to the product of (a) the amount of the cash dividend declared on one share of TCI Music Series A Common Stock or any other security into which the TCI Music Preferred Stock is then convertible and (b) the number of shares of TCI Music Series A Common Stock or other security into which one share of TCI Music Preferred Stock may be converted as of the date such dividend is declared. Such dividends will be payable to holders of the TCI Music Preferred Stock only if, as and when the Board of Directors of TCI Music declares cash dividends (and not dividends payable in other property) on the TCI Music Series A Common Stock.

     At the option of TCI Music, all or any portion of the TCI Music Preferred Stock may be redeemed out of funds legally available therefor (a) during the 30-day periods immediately following the fourth, sixth and eighth anniversaries of the date on which the TCI Music Preferred Stock is first issued or first deemed to have been issued as a result of the Merger (the "Issue Date"), (b) at any time after the Closing Price (as defined in the Certificate of Designations) of the TCI Music Series A Common Stock equals or exceeds 125% of the average of the averages of the closing bid and asked prices of one share of TCI Music Series A Common Stock for a period of 20 consecutive business days ending on the third business day prior to the Issue Date (as adjusted to reflect the effects of any stock dividend, stock split, reclassification or combination affecting the TCI Music Series A Common Stock) for a period of at least 30 consecutive business days, and
     (c) at any time after the tenth anniversary of the Issue Date, in each case at the Liquidation Value per share of TCI Music Preferred Stock. Liquidation Value is defined in the Certificate of Designations as the sum of three times the average of the averages of the closing bid and asked prices of one share of TCI Music Series A Common Stock for a period of 20 consecutive business days ending on the third business day prior to the Issue Date, as increased on each anniversary of the Issue Date by an amount equal to the product of that sum and the greater of (a) the percentage increase, if any in the Consumer Price Index, All Urban Consumers, U.S. City Average, All Items, as published by the U.S. Department of Labor, Bureau of Labor Statistics (in an amount not to exceed 5% in any year), and
     (b) 3%.

     Subject to (a) the rights of holders of any class or series of stock ("Senior Securities") of TCI Music authorized after the Issue Date ranking senior to the TCI Music Preferred Stock in respect of the right to receive payment of dividends prior to the TCI Music Preferred Stock or the right to receive assets upon liquidation, dissolution or winding up of the affairs of TCI Music prior to the TCI Music Preferred Stock and (b) any prohibition or restriction set forth in any security or bond, debenture, note, indenture, guarantee or other instrument or agreement evidencing any indebtedness of TCI Music, each holder of TCI Music Preferred Stock will have the right to require TCI Music, at any time, to redeem, out of funds legally available therefore, all or any portion of the outstanding shares of TCI Music Preferred Stock held by each holder at any time after the tenth anniversary of the Issue Date at the Liquidation Value per share of TCI Music Preferred Stock.

     Upon any liquidation, dissolution or winding up of TCI Music, subject to the prior payment in full of amounts to which any Senior Securities are entitled, the holders of TCI Music Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate Liquidation Value at the date fixed for liquidation of all shares of TCI Music Preferred Stock outstanding before any distribution or payment is made upon all shares of TCI Music Series B Common Stock, par value $.01 per share ("TCI Music Series B Common Stock"), and any other class or series of stock of TCI Music authorized after the Issue Date except Senior Securities and any class or series of stock of TCI Music that is entitled to receive payment of dividends on parity with the TCI Music Preferred Stock or is entitled to receive assets upon liquidation, dissolution or winding up of the affairs of TCI Music on parity with the TCI Music Preferred Stock.

     Assuming (a) no shareholder of the Company has demanded appraisal rights in accordance with the Florida Business Corporation Act, (b) all of the outstanding shares of Company Preferred Stock are converted into Company Common Stock prior to the completion of the Merger and (c) the Exchange Rate is $7.00, immediately following the Merger (a) the outstanding shares of TCI Music Preferred Stock into which the Company Common Stock will be converted will represent approximately 6.64% of, and .85% of the voting power relating to, the total outstanding shares of TCI Music Series A Common Stock and TCI Music Series B Common Stock (collectively, the "TCI Music Stock"); and (b) the outstanding shares of TCI Music Series B Common Stock will represent approximately 75.39% of, and 96.84% of the voting power related to, the total outstanding shares of TCI Music Stock and TCI Music Preferred Stock. Liberty VJN, Inc., an affiliate of TeleCommunications, Inc. ("TCI"), beneficially owns approximately 5% of the outstanding shares of Company Common Stock. Assuming the same facts as set forth in the immediately preceding sentence, immediately following the Merger, TCI will beneficially own approximately 4.69% of the outstanding shares of TCI Music Preferred Stock, 45.73% of the TCI Music Series A Common Stock prior to any Preferred Stock conversion, and 100% of the outstanding TCI Music Series B Common Stock, which will collectively represent approximately 83.92% of the outstanding shares of TCI Music Stock and 97.94% of the voting power of the outstanding shares of TCI Music Stock and TCI Music Preferred Stock. The TCI Music Series B Common Stock entitles the holder to ten votes on each matter to be voted upon by the holders of TCI Music Series A Common Stock and TCI Music Series B Common Stock.

     The respective obligations to TCI Music and Acquisition Sub to effect the Merger are subject to the satisfaction of certain conditions, including (a) the Merger Agreement and the transactions contemplated by the Merger Agreement will have been duly approved by holders of 75% of the outstanding shares of Company Common Stock and Company Preferred Stock entitled to vote, voting as a single class; (b) the number of Dissenting Shares do not exceed 15% of the issued and outstanding shares of Company Common Stock and Company Preferred Stock; (c) the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Act will have expired, or have been earlier terminated and any other notices or approvals or consents required by or of governmental entities, to the extent required to be obtained under the Merger Agreement, will have either been filed or obtained; and (d) the registration statement (the "Registration Statement") of TCI Music covering the TCI Music Preferred Stock and the TCI Music Series A Common Stock (into which the TCI Music Preferred Stock will be convertible) will have become effective in accordance with the provisions of the Securities Act of 1933 and any necessary securities law approvals will have been obtained and no stop orders suspending the effectiveness of the Registration Statement will have been issued by the Securities and Exchange Commission.

     The obligations of the Company to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction of certain matters, including (a) the performance by TCI Music and Acquisition Sub, in all material respects, of their respective agreements in the Merger Agreement to be performed prior to the closing of the Merger and the accuracy of the representations and warranties of each of them in all material respects; and (b) the fiduciary obligations of the Board of Directors of the Company to the Company and its shareholders.

     The respective obligations of TCI Music and Acquisition Sub to consummate the transactions contemplated by the Merger Agreement are also subject to the satisfaction or waiver of the following conditions: (a) the performance by the Company in all material respects, of the agreements of it in the Merger Agreement to be performed by it by the closing of the Merger and the accuracy of the Company's representations and warranties in all material respects; (b) receipt of all consents, orders and approvals of governmental entities and third parties, to the extent required to be obtained under the Merger Agreement; and (c) the number of shares of the shareholders of the Company exercising dissenter's rights does not exceed 15% of the outstanding Company Common Stock and the Company Preferred Stock as of the date of the closing of the Merger.

     Contemporaneously with the signing of the Merger Agreement, three shareholders of the Company, H.F. Lenfest, J. Patrick Michaels, Jr. and StarNet/CEA II Partners, who beneficially own 14,210,419 shares of Company Common Stock (representing approximately 55% of the outstanding shares of Company Common Stock) entered into a voting agreement with TCI Music, pursuant to which, among other things, each of such shareholders agreed to vote all of the shares of voting stock of the Company beneficially owned by each such shareholder in favor of the Merger and to vote all of such shares against any proposal that would compete or interfere with, or that would in any way delay or otherwise inhibit the timely consummation of the Merger. Such voting agreement will terminate (a) upon the mutual consent of all parties thereto, (b) at the closing of the Merger or (c) upon termination of the Merger Agreement.

     The foregoing description of the Merger Agreement and the Certificate of Designations is qualified in its entirety by reference to the complete text of the Merger Agreement and the Certificate of Designations, which are incorporated by reference herein and copies of which (exclusive of exhibits and schedules) are filed as Exhibits 2.1 and 2.2, respectively, to this Report.

6. On August 7, 1997, the Federal Communications Commission (the "FCC") adopted order FCC 97-279 (the "Order"). The Order establishes rules to implement the closed captioning requirements of the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act required the FCC to adopt, by August 8, 1997, rules and implementation schedules for the captioning of video programming ensuring access to video programming by persons with hearing disabilities. The Company estimates that it may cost approximately $430,000 to retrofit boxes that are currently in operation, in order to comply with the Order.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996.

OVERVIEW:

Due to the wide brand recognition of THE BOX, the Company changed its corporate name to The Box Worldwide, Inc. effective February 20, 1997. A corporate restructuring has segregated domestic operations from the international operations and from the purely corporate functions. This restructuring allows the Company to organize its investments, operating structures and branding of its trademarks and technology in a more efficient and economical manner. Domestic operations are reflected through a new wholly-owned subsidiary, The Box Worldwide - USA, Inc., formed as a Delaware corporation in March 1997. Previously established subsidiaries, The Box Worldwide - Europe, B.V. and The Box Worldwide - Latin America, Inc., contain the operating results and development costs (through allocation from the parent company) for those respective regions. Results from these two subsidiaries, along with all other international regions and the general international development costs together constitute "international operations and development", as referred to throughout this document.

Costs of international development and general corporate charges, to the extent they are not allocable to a reporting unit, are reported through the corporate division of the Company. For the results for the quarter ended June 30, 1996, however, no such expense allocations from the parent company to domestic and international operations were made. For comparability with the current period's results, all direct international and corporate expenses for the prior year period have been segregated.

For the quarter ended June 30, 1997, the Company realized a consolidated net loss of $1,353,222 as compared to a net loss of $864,177 for the quarter ended June 30, 1996. This consolidated loss is composed of the following items:

                                                         THREE MONTHS ENDED
                                                  ------------------------------
                                                  JUNE 30, 1997    JUNE 30, 1996
                                                  -------------    -------------
          Income from domestic operations          $   108,891       $   221,029
          Loss from international operations
             and development                        (1,267,114)         (711,711)
          Net corporate expenses                      (194,999)         (373,495)
                                                   -----------       -----------

          Consolidated net loss                    $(1,353,222)      $  (864,177)
                                                   ===========       ===========


As noted above, the 1997 results reflect allocations of certain corporate charges to domestic and international operations, whereas no such allocations were made in 1996.

Management believes that these allocations more accurately reflect the true cost to the domestic and international operating units for services provided by the parent company, as these items generally represent costs which these divisions would incur directly had such services not been provided by the parent. Prior to giving effect to these allocations, the second quarter 1997 income from domestic operations would have been $378,734 higher, and the same period loss from international development and operations would have been $110,962 lower.

Please refer to the following Supplemental Schedule of Revenue and Expenses by Segment for further detail:


                            THE BOX WORLDWIDE, INC.
            SUPPLEMENTAL SCHEDULE OF REVENUE AND EXPENSES BY SEGMENT
                   FOR QUARTERS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                       INTERNATIONAL
                                                                                       DEVELOPMENT &
                                        CONSOLIDATED              DOMESTIC              OPERATIONS             CORPORATE
                                  -----------------------  ----------------------  ----------------------  --------------------
                                      1997        1996        1997        1996        1997        1996       1997       1996
                                  -----------  ----------  ----------  ----------  ----------   ---------  ---------  ---------
REVENUES
  Advertising revenues            $ 2,619,218  $2,855,244  $2,604,370  $2,855,244  $    14,848  $       0  $       0  $       0
  Net viewer revenues               2,321,523   2,677,276   2,035,586   2,651,730      285,937     25,546          0          0
  Other revenues                      172,383      82,149      42,544      67,860      113,866      6,801     15,973      7,488
                                  -----------  ----------  ----------  ----------  -----------  ---------  ---------  ---------
                                    5,113,124   5,614,669   4,682,500   5,574,834      414,651     32,347     15,973      7,488
  Interest income                      71,372      80,930           0           0            0          0     71,372     80,930
                                  -----------  ----------  ----------  ----------  -----------  ---------  ---------  ---------
                                    5,184,496   5,695,599   4,682,500   5,574,834      414,651     32,347     87,345     88,418
COSTS AND EXPENSES
  Affiliate fees, site costs
    and telephone service           1,367,717   1,623,119   1,138,019   1,607,310      229,698     15,809          0          0
  Distribution, general and
    administrative                  4,320,020   4,254,320   2,857,890   3,296,870    1,231,696    495,537    230,434    461,913
  Satellite transponder and
    rent paid to related parties      118,020     149,691     118,020     149,691            0          0          0          0
  Depreciation and amortization       586,488     325,326     459,680     299,934       74,898     25,392     51,910          0
                                  -----------  ----------  ----------  ----------  -----------  ---------  ---------  ---------
                                    6,392,245   6,352,456   4,573,609   5,353,805    1,536,292    536,738    282,344    461,913
                                  -----------  ----------  ----------  ----------  -----------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INTEREST
  IN LOSS OF UNCONSOLIDATED
  COMPANIES                        (1,207,749)   (656,857)    108,891     221,029   (1,121,641)  (504,391)  (194,999)  (373,495)
                                  -----------  ----------  ----------  ----------  -----------  ---------  ---------  ---------
INTEREST IN LOSS OF
  UNCONSOLIDATED COMPANIES           (145,473)   (207,320)          0           0     (145,473)  (207,320)         0          0
                                  -----------  ----------  ----------  ----------  -----------  ---------  ---------  ---------
NET INCOME (LOSS)                 $(1,353,222) $ (864,177) $  108,891  $  221,029  $(1,267,114) $(711,711) $(194,999) $(373,495)
                                  -----------  ----------  ----------  ----------  -----------  ---------  ---------  ---------

REVENUES:

ADVERTISING REVENUES:

Consolidated advertising revenue decreased by approximately $236,000 for the quarter ended June 30, 1997 as compared with the same 1996 period. Domestic advertising revenues decreased by approximately $251,000 for the quarter ended June 30, 1997 as compared with the same 1996 period. National advertising decreased 3.5%, or approximately $72,000, for the quarter ended June 30, 1997 from the comparable period in 1996. Proctor and Gamble, Coca Cola, MCI, Nike, Nordic Trak, Reebok and various other national consumer goods and services all advertised on THE BOX during the second quarter of 1997.

Record advertising decreased approximately $179,000 in the second quarter of 1997 as compared to the same quarter of 1996. Part of this decrease occurred due to the change in music mixes throughout the Company's localized interactive boxes. In the past, the Company had relied almost exclusively on record advertising of urban and rap artists which is no longer compatible with the programming offered on all boxes. Minimal new music product was released during the second quarter of 1997, also resulting in lower advertising levels. During the second quarter 1997, the Company's top management and record advertising sales team have participated in presentations to eighty five percent of all the major record labels. With these presentations, management informed the record labels of the Company's music mix changes, digital technology changes and overall localized programming strategy that will enable the labels to promote all their music product on THE BOX rather than the exclusive niche of urban and rap music. Management believes that the presentations were well received and, while it cannot be assured, record label advertising is expected to improve throughout 1997. International advertising revenue was $15,000 for the second quarter of 1997, with no comparable amount in the second quarter of 1996.

Nearly $8.6 million in domestic advertising has already been booked for the year. International advertising is anticipated to begin to contribute positively to consolidated operations in 1997, due to subscriber increases in existing international operations and the March 1997 broadcast launch of The Box Italy. However, there can be no assurance that all booked revenue will actually be aired and earned or that the international growth will result in increased advertising.

NET VIEWER REVENUES:

The decrease in net viewer revenues of $356,000 results from the net effect of reduced domestic gross viewer revenues (negative effect of $782,000), as offset by the related reduction in the telephone service provider's billing and collection charges (positive effect of $100,000), the reduction in chargebacks experienced when consumers failed to pay for their requested videos (positive effect of $66,000) and the increase in international viewer revenues (positive effect of $260,000).

Gross domestic viewer revenues, which resulted from the interactive telephone calls to THE BOX for video selections, decreased from $3,273,000 to $2,491,000, a difference of approximately $782,000 or 23.9% from the second quarter of 1996 to the second quarter of 1997. Approximately $159,000 related to the loss of carriage on a Detroit cable system in June 1996. The remaining decrease resulted from a lower average performance per box during the second quarter of 1997. This decrease in average performance may be attributed to factors involving both the Company and the music industry. THE BOX removed certain violent or sexually explicit videos from its playlists, which historically generated a significant number of viewer requests. The Company also has introduced request emulation when no viewer requests were in the queue in order to improve the on-air look of its programming. Finally, the transactional revenue has been negatively affected by airtime required for increased advertising and for additional programming elements such as Box Big Break (on-air spots featuring local artists) and other elements designed to strengthen viewing of THE BOX.

As the Company moves forward to improve its product, the interests of various constituencies must be balanced. This involves attracting and maintaining viewers while remaining cognizant of the concerns of cable operators and advertisers. While many requests on THE BOX were directed towards controversial videos, their frequent play resulted in the loss of cable distribution. To address this issue, THE BOX has implemented a more stringent standard for video content while at the same time maintaining its reputation for innovative programming.

THE BOX also is taking additional steps to balance its appeal to both the passive and the transacting audiences. Request emulation and pre-programmed segments are increasing the attractiveness of the service to non-transacting viewers which make up the bulk of THE BOX audience. These viewers are looking for engaging and continuous programming, prefer less emphasis on a static request menu and want fewer repetitive plays of the same music video selection. The needs of advertisers and cable operators are generally more closely aligned with these non-transacting viewers. However, some form of available video menu with a call to action is important to prompt requests from transactional viewers. The Company continues to make enhancements to serve both audience groups.

In addition to taking viewer requests via 900 service, the Company introduced a new program in 1996 to allow customers who would like to exceed the Company's 900 service credit limit to establish a prepaid account for the selection of videos. In addition to generating additional viewer revenue, this program has been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. Initiated as a test, this program slowly expanded during 1996 so that, by the end of that year, it was available to all customers. This new prepaid video program provided 30.9% of consolidated gross viewer revenue in the current period, as compared with 11.3% in the second quarter of 1996. Revenue from this program is recognized only as videos are selected, while prepaid account balances are included in current liabilities.

With lower domestic viewer revenues, the billing and collection charges imposed by the Company's telephone service provider were reduced proportionately. Therefore, an offset to the decrease in domestic gross revenue is the reduction in billing charges of approximately $100,000. Besides the lower revenue level, the Company has been successful in renegotiating with the telco providers to reduce billing and collection charges from eight percent during the second quarter of 1996 to seven percent during the second quarter of 1997. Further, revenue from the prepaid video program is not subject to billing and collection charges, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges.

An additional component of net viewer revenues relates to the adverse effect of domestic customers who deny having made music video requests on THE BOX. In the Company's current international markets, consumers are not allowed to refute these charges, so the chargebacks are only occurring domestically. In an effort to reduce chargebacks from telephone companies, the Company is in its third year of call blocking for previous non-paying customers and applying credit limitations for all its interactive viewers. After nearly three years of these procedures, the Company has seen the chargeback rate reduced from over 16.7% in 1994, to approximately 13.5% currently. Chargebacks for the quarter ended June 30, 1997 totaled approximately $324,000 as compared to $390,000 for the same prior year period. Revenue from the prepaid video program is not subject to customer chargebacks since all money is collected before the videos air, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges.

Net viewer revenue from international boxes increased by a net of $260,000 due to the late 1996 international launches in Chile, Peru and Venezuela, none of which were in operation during second quarter 1996, and the 1997 launches in New Zealand and Italy.

OTHER REVENUE:

Miscellaneous revenues of $172,000 for the second quarter 1997 included $83,000 in domestic and international cable carriage fees, $36,000 for production services provided to our unconsolidated Holland affiliate, $17,000 in gains on the sale of some minor equipment, $23,000 from the sale of one of the Company's low power television stations, and miscellaneous other revenue of approximately $13,000. Interest income totaled approximately $71,000 in the second quarter of 1997, which included $28,000 related to an outstanding loan to the Company's Holland affiliate.

COSTS AND EXPENSES:

AFFILIATE FEES, SITE COSTS AND TELEPHONE SERVICES:

Expenses for affiliate fees, site costs and telephone services were 58.9% and 60.6% of net viewer revenues for the quarters ended June 30, 1997 and 1996, respectively. The percentage for the second quarter of 1997 increased to 68.3% after adjusting for a non-recurring credit of $218,000 due to a reversal of a reserve relating to affiliate fees for discontinued systems. Recurring expenses in this category as a percentage of net viewer revenues are up significantly for 1997 since a large portion of the affiliation fees, site costs and telecommunications charges are fixed per location. With the reduced level of domestic viewer transactional revenues, these expenses as a percentage of revenues increased in the second quarter of 1997.

Expenses for affiliate fees, site costs and telephone services totaled $255,000 less for second quarter 1997 as compared with the same prior year period. The total decrease resulted from decreased expenditures for domestic operations of $469,000 offset by increased expenditures in international operations of $214,000.

The domestic decrease in expenses of approximately $469,000 between the quarters ended June 30, 1997 and 1996 was due to the net effect of the following:

- A decrease of $312,000 in domestic transport costs due to a combination of reduced levels of viewer transactional revenues and rerouting of certain viewer calls in-house that were previously handled by outside service bureaus (completed by end of current period). In the future, the Company expects to continue to realize savings from the movement of these calls to an in-house operation.

- A decrease in the cable affiliation fees of approximately $213,000 resulted from a non-recurring credit recognized in the quarter ended June 30, 1997 related to the reversal of a reserve for discontinued cable systems, with no comparable item in the same prior year period.

- A decrease in low power television affiliation fees of approximately $18,000. Of this decrease, $107,000 relates to the discontinued affiliation with a New York City low power station broadcasting from Queens. This affiliation was terminated on January 31, 1997 to reduce carriage fee expenditures since the other two low power affiliates in New York City had improved their signals and were covering a majority of the market at lower affiliation fees. This is offset by an increase in low power affiliation fees related to newly launched low power stations and to improved performance of certain existing low power boxes.

- A $9,000 decrease in the low power television site costs due to reductions in the number of LPTV sites requiring such expenditures.

- An increase in telecommunications expense of $44,000 due mainly to the fixed VSAT transmission charges associated with the new digital box operations. While these expenses will provide for higher telecommunications expenses in 1997, the net cost savings of updating each Box location by VSAT satellite as opposed to the development, production and distribution of 3/4-inch tapes and laser discs required under the old analog technology are expected to total at least $70,000 per month.

- An increase in satellite transponder and uplink fees of $39,000 paid for satellite service of THE BOX. In prior years and through the end of March 1996, the fees for satellite transponder and uplink services were paid to a related party and were included in the related party expenditure category in the financial statements. Beginning in April 1996, the Company entered into an agreement for such service with an unrelated third party. The rates for the transponder uplink increased from $42,500 per month to $55,300 per month beginning in January 1997. The Company is negotiating a long-term agreement with WTCI for these services, which are now provided on a month-to-month basis.

International expenses for affiliate fees, site costs and telephone services increased by $214,000 due to the start-up of new international operations in the second half of 1996 and the first quarter of 1997 that were not in existence during the second quarter of 1996.

DISTRIBUTION, GENERAL AND ADMINISTRATIVE:

Consolidated distribution, general and administrative expenses for the quarter ended June 30, 1997 increased by approximately $66,000, from $4,254,000 in 1996 to $4,320,000 in 1997. This increase can be divided into the net effect of the following components: a decrease in domestic expenditures of approximately $439,000; an increase of approximately $736,000 related to international development and operating expenses; and a decrease in corporate expenses of $231,000 (after allocation to domestic and international units).

As part of the Company's corporate restructuring, corporate expenses have been segregated from expenses relating to domestic and international development and operations. These corporate costs primarily consist of parent company personnel, administrative expenses, legal fees and the continuing development cost of the digital box and related technology. All charges which relate to domestic and international expenditures, which are essentially all charges except for the corporate costs of a public company, have been allocated to the operating units beginning with the first quarter of 1997. For the three month periods ended June 30, 1997 and 1996, the net corporate charges were as follows:

                                                                                   THREE MONTHS ENDED
                                                                             JUNE 30,1997     JUNE 30, 1996
                                                                             ------------     -------------
          Total corporate charges                                               $ 720,131       $ 461,913
          Allocated to The Box Worldwide-USA, Inc.                               (378,734)             --
          Allocated to international development and operations                  (110,962)             --
                                                                                ---------       ---------

          Net corporate charges                                                 $ 230,435       $ 461,913
                                                                                =========       =========


The increase in total corporate charges from $462,000 in 1996 to $720,000 for second quarter 1997 ($258,000) consisted of the following items:

- The Company elected to settle a long standing claim for the amount of $160,000 in cash, $5,000 in surrender of a replevin bond previously written off plus related legal costs of $19,000. While the Company believed the action was without merit, it appeared that the costs associated with going to trial would be greater than the agreed settlement amount, therefore the claim was settled.

- An increase in compensation of $51,000 relating mostly to the transfer of certain digital box development and engineering functions to the parent company in 1997.

- Cost of producing the 1997 Corporate Annual Report of $20,000 with no comparable expenditures in the second quarter of 1996. The costs of the 1996 Annual Report were incurred in the third quarter of 1996.

-    An increase in various administrative expenses of $8,000.

Distribution, general and administrative expenses for domestic operations decreased by $439,000 for the second quarter of 1997 as compared with the same prior year period. The majority of the savings ($257,000) related to lower salaries and benefits realized primarily due to three factors: (i) the departure of the Executive Vice President, Programming in 1996 ($85,000); (ii) the transfer of certain staff from domestic operations to corporate and international operations ($20,000); and (iii) a general reduction of domestic staff due to the elimination of a number of positions ($152,000).

Further decreases were experienced in trade advertising, consumer marketing, research, industry events and travel and entertainment expenses of approximately $325,000 as a result of the Company deferring the development of its new marketing campaign until the latter part of 1997. Participation in several industry trade events also were reduced in order to control costs. While trade advertising will likely increase in 1997, the costs for trade events should remain low and possibly even decrease given the reduction of cable industry state association shows.

A decrease of $143,000 in production, discs and shipping costs resulted from more in-house production and the use of VSAT technology to update the Digital Box programming and advertising. Music costs associated with the Company's revenues decreased approximately $10,000 for the second quarter of 1997 as compared with the second quarter of 1996 due to the lower overall revenue levels.

Cost of sales associated with merchandise sold through the Company's retail operation was approximately $17,000 lower for the quarter ended June 30, 1997, as compared with the same prior year period. The Company closed the store at the end of the first quarter of 1997, because it was unprofitable. This deletion of operations is expected to save the Company over $100,000 in operating expenditures for 1997.

Operational costs decreased $104,000 as a result of the full implementation of the digital box rollout. The savings were related to lower telecommunication costs ($47,000), lower repair and maintenance costs ($54,000), and other expense reductions ($3,000).

Decreased national and direct response advertising sales revenues in the second quarter of 1997, as compared with the same period in 1996, resulted in lower agency commissions of approximately $10,000.

The Company also expended approximately $48,000 more in office and administrative costs during the quarter ended June 30, 1997 than the same prior year period. These increased charges related to increased use of consultants for internet development, marketing and public relations ($37,000), and higher property taxes relating to new digital box equipment ($19,000) offset by lower costs of office administration ($8,000). As discussed above, corporate overhead of approximately $379,000 was allocated to domestic operations in the second quarter of 1997, with no comparable amount allocated in the second quarter of 1996. These expenses included, for example, charges for management salaries, office space, telecommunications, travel and related expenses.

Distribution, general and administrative expenses for our international development and consolidated operations increased by approximately $736,000 for the quarter ended June 30, 1997, as compared to the same prior year period. These expenses related to operations in Argentina, Chile, Peru and Venezuela, which launched in 1996 and incurred minimal expenses in 1996, and start-up operations in New Zealand and Italy in 1997. The increased expenditures involved were: operations, office and administration ($173,000); salaries and benefits ($131,000); legal ($36,000); production, discs, tapes and shipping ($102,000); corporate allocations ($111,000); and marketing, research, trade advertising, travel and events ($183,000).

SATELLITE TRANSPONDER AND RENT PAID TO RELATED PARTIES:

Related party expenditures decreased from $150,000 for the second quarter of 1996 to $118,000 for the same current year period. Satellite transponder and service fees for the Company's satellite distributed programming resulted in related party expenditures of

$25,000 for the quarter ended June 30, 1996 with no comparable expense in 1997. WTCI, a subsidiary of Tele-Communications, Inc., is now providing the satellite transponder and uplink services via the Hughes' satellite Galaxy 7, transponder
13. Beginning in January 1997, the fee charged by WTCI was $55,300 per month and such expense was included in the financial statements under "Affiliate fees, site costs and telephone service."

In the second quarter of 1997 and 1996, the Company incurred rental expense of approximately $118,000 and $125,000, respectively, payable to Island Trading Company, Inc. for its corporate headquarters location.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses for the quarter ended June 30, 1997, increased by approximately $261,000 due to capital expenditures for the development, equipment and installation costs associated with the new digital boxes launched in 1996 and 1997, as well as certain capital expenditures relating to international operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

OVERVIEW:

Due to the wide brand recognition of THE BOX, the Company changed its corporate name to The Box Worldwide, Inc. effective February 20, 1997. A corporate restructuring has segregated domestic operations from the international operations and from the purely corporate functions.

Costs of international development and general corporate charges, to the extent they are not allocable to a reporting unit, are reported through the corporate division of the Company. For the results for the six months ended June 30, 1996, however, no such expense allocations from the parent company to domestic and international operations were made. For comparability with the current period's results, all direct international and corporate expenses for the prior year period have been segregated.

For the six months ended June 30, 1997, the Company realized a consolidated net loss of $2,734,435 as compared to a net loss of $2,087,071 for the six months ended June 30, 1996. This consolidated loss is composed of the following items:

                                                              THREE MONTHS ENDED
                                                       ------------------------------
                                                       JUNE 30, 1997    JUNE 30, 1996
                                                       -------------    -------------
          Loss from domestic operations                 $  (360,935)      $   (16,650)
          Loss from international operations
             and development                             (2,137,356)       (1,418,230)
          Net corporate expenses                           (236,144)         (652,191)
                                                        -----------       -----------

          Consolidated net loss                         $(2,734,435)      $(2,087,071)
                                                        ===========       ===========


As noted above, the 1997 results reflect allocations of certain corporate charges to domestic and international operations, whereas no such allocations were made in 1996.

Management believes that these allocations more accurately reflect the true cost to the domestic and international operating units for services provided by the parent company, as these items generally represent costs which these divisions would incur directly had such services not been provided by the parent. Prior to giving effect to these allocations, the losses for the first six months of 1997 from domestic operations and international development and operations would have been $643,952 and $226,718 lower, respectively.

Please refer to the following Supplemental Schedule of Revenue and Expenses by Segment for further detail:

                            THE BOX WORLDWIDE, INC.
            SUPPLEMENTAL SCHEDULE OF REVENUE AND EXPENSES BY SEGMENT
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                         INTERNATIONAL
                                                                                         DEVELOPMENT &
                                    CONSOLIDATED                DOMESTIC                  OPERATIONS                 CORPORATE
                             -------------------------  -------------------------  ------------------------  -----------------------
                                   1997        1996         1997         1996         1997         1996          1997        1996
                             -------------------------  -------------------------  ------------------------  -----------------------
REVENUES
 Advertising revenues        $  4,968,935  $ 4,850,819  $ 4,954,087  $  4,850,819  $    14,848  $          0  $        0  $       0
 Net viewer revenues            4,368,204    5,456,361    4,007,965     5,430,815      360,239        25,546           0          0
 Other revenues                   281,931      144,587       59,387       100,844      195,484        14,300      27,060     29,443
                             ------------  -----------  -----------  ------------  -----------  ------------  ----------  ---------

                                9,619,070   10,451,767    9,021,439    10,382,478      570,571        39,846      27,060     29,443
 Interest income                  237,628      194,157            0             0            0             0     237,628    194,157
                             ------------  -----------  -----------  ------------  -----------  ------------  ----------  ---------
                                9,856,698   10,645,924    9,021,439    10,382,478      570,571        39,846     264,688    223,600
COSTS AND EXPENSES
 Affiliate fees, site costs
  and telephone service         2,859,589    3,033,170    2,569,443     3,005,642      290,146        27,528           0          0
 Distribution, general
  and administrative            8,075,950    8,185,741    5,701,317     6,367,864    1,983,308       942,086     391,325    875,791
 Satellite transponder and
  rent paid to related
  parties                         236,040      495,380      236,040       495,380            0             0           0          0
 Depreciation and
  amortization                  1,102,817      564,369      875,574       530,242      117,736        34,127     109,507          0
                             ------------  -----------  -----------  ------------  -----------  ------------  ----------  ---------
                               12,274,396   12,278,660    9,382,374    10,399,128    2,391,190     1,003,741     500,832    875,791
                             ------------  -----------  -----------  ------------  -----------  ------------  ----------  ---------
LOSS BEFORE INTEREST IN LOSS
 OF UNCONSOLIDATED COMPANIES   (2,417,698)  (1,632,736)    (360,935)      (16,650)  (1,820,619)     (963,895)   (236,144)  (652,191)
                             ------------  -----------  -----------  ------------  -----------  ------------  ----------  ---------
INTEREST IN LOSS OF
 UNCONSOLIDATED COMPANIES        (316,737)    (454,335)           0             0     (316,737)     (454,335)          0          0
                             ------------  -----------  -----------  ------------  -----------  ------------  ----------  ---------
NET LOSS                     $ (2,734,435) $(2,087,071) $  (360,935)  $   (16,650) $(2,137,356)  $(1,418,230) $ (236,144) $(652,191)
                             ------------  -----------  -----------  ------------  -----------  ------------  ----------  ---------

REVENUES:

ADVERTISING REVENUES:

Consolidated advertising revenue increased by approximately $118,000 for the six months ended June 30, 1997 as compared with the same 1996 period. Domestic advertising revenues increased by approximately $103,000 for the six months ended June 30, 1997 as compared with the same 1996 period. National advertising improved 12%, or approximately $427,000, for the six months ended June 30, 1997 from the comparable period in 1996. Proctor and Gamble, Coca Cola, MCI, Nintendo, Nike, Nordic Trak, AT&T, Reebok and various other national consumer goods and services all advertised on THE BOX during the first six months of 1997.

Record advertising decreased approximately $324,000 in the first six months of 1997 as compared to the same period of 1996. Part of this decrease occurred due to the change in music mixes throughout the Company's localized interactive boxes. In the past, the Company had relied almost exclusively on record advertising of urban and rap artists which is no longer compatible with the programming offered on all boxes. Minimal new music product was released during the first half of 1997, also resulting in lower advertising levels. Management believes that the presentations made by the Company's top management and record label advertising sales team were well received and, while it cannot be assured, record label advertising is expected to improve throughout 1997. International advertising was $15,000 for the first six months of 1997, with no comparable amount for the same period in 1996.

NET VIEWER REVENUES:

The decrease in net viewer revenues of $1,088,000 results from the net effect of reduced domestic gross viewer revenues (negative effect of $1,915,000), as offset by the related reduction in the telephone service provider's billing and collection charges (positive effect of $242,000), the reduction in chargebacks experienced when consumers failed to pay for their requested videos (positive effect of $250,000); the increase in international viewer revenues (positive effect of $335,000).

Gross domestic viewer revenues, which resulted from the interactive telephone calls to THE BOX for video selections, decreased from $6,777,000 to $4,862,000, a difference of approximately $1,915,000 or 28.3% from the first six months of 1996 to the first six months of 1997. Approximately $394,000 related to the loss of carriage on a Detroit cable system in June 1996. The remaining decrease resulted from a lower average performance per box during the first six months of 1997. This decrease in average performance may be attributed to factors involving both the Company and the music industry. THE BOX removed certain violent or sexually explicit videos from its playlists, which historically generated a significant number of viewer requests. The Company also has introduced request emulation when no viewer requests were in the queue. Finally, the transactional revenue has been negatively affected by airtime required for increased advertising and for additional programming elements such as Box

Big Break (on-air spots featuring local artists) and other elements designed to strengthen viewing of THE BOX.

In addition to taking viewer requests via 900 service, the Company introduced a new program in 1996 to allow customers who would like to exceed the Company's 900 service credit limit to establish a prepaid account for the selection of videos. In addition to generating additional viewer revenue, this program has been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. Initiated as a test, this program slowly expanded during 1996 so that, by the end of that year, it was available to all customers. This new prepaid video program provided 27.3% of consolidated gross viewer revenue in the current period, as compared with 8.7% in the first six months of 1996. Revenue from this program is recognized only as videos are selected, while prepaid account balances are included in current liabilities.

With lower domestic viewer revenues, the billing and collection charges imposed by the Company's telephone service provider were reduced proportionately. Therefore, an offset to the decrease in domestic gross revenue is the reduction in billing charges of approximately $242,000. Besides the lower revenue level, the Company has been successful in renegotiating with the telco providers to reduce billing and collection charges from eight percent during the first six months of 1996 to seven percent during the first six months of 1997. Further, revenue from the prepaid video program is not subject to billing and collection charges, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges.

An additional component of net viewer revenues relates to the adverse effect of domestic customers who deny having made music video requests on THE BOX. In the Company's current international markets, consumers are not allowed to refute these charges, so the chargebacks are only occurring domestically. In an effort to reduce chargebacks from telephone companies, the Company is in its third year of call blocking for previous non-paying customers and applying credit limitations for all its interactive viewers. After nearly three years of these procedures, the Company has seen the chargeback rate reduced from over 16.7% in 1994, to approximately 13.5% currently. Chargebacks for the six months ended June 30, 1997 totaled approximately $601,000 as compared to $851,000 for the same prior year period. Revenue from the prepaid video program is not subject to customer chargebacks since all money is collected before the videos air, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges.

Net viewer revenue from international boxes increased by a net of $335,000 due to the late 1996 international launches in Chile, Peru and Venezuela, none of which were in operation during first half of 1996, and the 1997 launches in New Zealand and Italy.

OTHER REVENUE:

Miscellaneous revenues of $282,000 for the first six months of 1997 included $154,000 in domestic and international cable carriage fees, $53,000 for production services provided to the Company's unconsolidated Holland affiliate, $28,000 in gains on the sale of some minor equipment, $23,000 for the sale of a low power television station, revenue totaling $5,000 from the music compilations marketed under the Company's BOXtunes label and miscellaneous other revenue of approximately $19,000. Interest income totaled approximately $238,000 in the first six months of 1997, which included $112,000 related to an outstanding loan to the Company's Holland affiliate. Interest from inception of the loan in 1995 to the end of 1996 had not been previously recognized, and was included in the first quarter of 1997.

COSTS AND EXPENSES:

AFFILIATE FEES, SITE COSTS AND TELEPHONE SERVICES:

Expenses were 65.5% and 55.6% of net viewer revenues for the six months ended June 30, 1997 and 1996, respectively. The percentage for the first six months of 1997 increased to 70.5% after adjusting for a non-recurring credit of $218,000 due to a reversal of a reserve for affiliate fees related to discontinued systems. Recurring expenses in this category as a percentage of net viewer revenues are up significantly for 1997 since a large portion of the affiliation fees, site costs and telecommunications charges are fixed per location. With the reduced level of domestic viewer transactional revenues, these expenses as a percentage of revenues increased in the first six months of 1997. However, expenses for affiliate fees, site costs and telephone services totaled $174,000 less for first six months 1997 as compared with the same prior year period. The total decrease resulted from decreased expenditures for domestic operations of $436,000, offset by increased expenditures in international operations of $262,000.

The domestic decrease in expenses of approximately $436,000 for the six months ended June 30, 1997 as compared to 1996 was due to the net effect of the following:

- A decrease of $550,000 in domestic transport costs due to a combination of reduced levels of viewer transactional revenues and rerouting of certain viewer calls in-house that were previously handled by outside service bureaus (completed by end of current period). In the future, the Company expects to continue to realize savings from the movement of these calls to an in-house operation.

- A decrease in the cable affiliation fees of approximately $115,000 resulted from a non-recurring credit recognized in the second quarter of 1997 related to a reversal of a reserve for discontinued cable systems, offset by credits recognized in the quarter ended March 31, 1996 related to the removal of the Company's programming from the New York City system in 1996.

- A decrease in low power television affiliation fees of approximately $117,000. Of this decrease, $143,000 relates to the discontinued affiliation with a New York City low power station broadcasting from Queens. This affiliation was terminated on January 31, 1997 to reduce carriage fee expenditures since the other two low power affiliates in New York City had improved their signals and were covering a majority of the market at lower affiliation fees. This is offset by an increase in low power affiliation fees related to newly launched low power stations and to improved performance of certain existing low power boxes.

- An increase in telecommunications expense of $141,000 due mainly to the fixed VSAT transmission charges associated with the new digital box operations. While these expenses will provide for higher telecommunications expenses in 1997, the net cost savings of updating each Box location by VSAT satellite as opposed to the development, production and distribution of 3/4-inch tapes and laser discs required under the old analog technology are expected to total a minimum of $70,000 per month.

- An increase in satellite transponder and uplink fees of $205,000 paid for satellite service of THE BOX. Beginning in April 1996, the Company entered into an agreement for such service with an unrelated third party. In prior years and through the end of March 1996, the fees for satellite transponder and uplink services were paid to a related party and were included in the related party expenditure category in the financial statements.

International expenses for affiliate fees, site costs and telephone services increased by $262,000 due to the start-up of new international operations in the second half of 1996 and the first six months of 1997 that were not in existence during the first six months of 1996.

DISTRIBUTION, GENERAL AND ADMINISTRATIVE:

Consolidated distribution, general and administrative expenses for the six months ended June 30, 1997 decreased by approximately $110,000, from $8,186,000 in 1996 to $8,076,000 in 1997. This decrease can be divided into the net effect of the following components: a decrease in domestic expenditures of approximately $666,000; an increase of approximately $1,041,000 related to international development and operating expenses; and a decrease in corporate expenses of $485,000 (after allocation to domestic and international units).

As part of the Company's corporate restructuring, corporate expenses have been segregated from expenses relating to domestic and international development and operations. These corporate costs primarily consist of parent company personnel, administrative expenses, legal fees and the continuing development cost of the digital box and related technology. All charges which relate to domestic and international expenditures, which are essentially all charges except for the corporate costs of a public company, have been allocated to the operating units beginning with the first quarter of 1997. For the six month periods ended June 30, 1997 and 1996, the net corporate charges were as follows:

                                                                                  Six Months Ended
                                                                         -------------      -------------
                                                                         June 30, 1997      June 30, 1996
                                                                         -------------      -------------
          Total corporate charges                                         $ 1,261,996       $   875,791
          Allocated to The Box Worldwide-USA, Inc.                           (643,952)               --
          Allocated to international development and operations              (226,718)               --
                                                                          -----------       -----------

          Net corporate charges                                           $   391,326       $   875,791
                                                                          ===========       ===========

The increase in total corporate charges from $876,000 in 1996 to $1,262,000 for first six months 1997 ($386,000) consisted of the following items:

- The Company decided to settle a long standing claim for the amount of $160,000 in cash, $5,000 in surrender of a replevin bond previously written off plus related legal costs of $19,000. While the Company felt that the claims asserted were without merit, costs associated with going to trial would be greater than the agreed settlement amount, therefore the claim was settled.

- An increase in compensation of $90,000 relating mostly to the transfer of certain digital box development and engineering functions to the parent company in 1997.

- Higher legal costs of $68,000 relating to the corporate legal expense for regular SEC filings, a business controls study and costs associated with the corporate reorganization.

- Cost of producing the 1997 Corporate Annual Report of $20,000 with no comparable expenditures in the same period in 1996. The cost of the 1996 Annual Report was incurred in the third quarter of 1996.

-    Increased travel and industry event participation of $15,000.

-    Increased telecommunications cost of $19,000.

-    A decrease in various administrative expenses of $5,000.

Distribution, general and administrative expenses for domestic operations decreased by $666,000 for the first six months of 1997 as compared with the same prior year period. The majority of the savings ($431,000) related to lower salaries and benefits realized primarily due to three factors: (i) the departure of the Executive Vice President, Programming in 1996 ($170,000); (ii) the transfer of certain staff from domestic operations to corporate and international operations ($40,000); and (iii) a general reduction of domestic staff due to the elimination of a number of positions ($221,000).

Further decreases were experienced in trade advertising, consumer marketing, research, industry events and travel and entertainment expenses of approximately $614,000 as a result of the Company deferring the development of its new marketing campaign until the latter part of 1997. Participation in several industry trade events also were reduced in order to control costs. While trade advertising will likely increase in the last half of 1997, the costs for trade events should remain low and possibly even decrease given the reduction of cable industry state association shows.

Domestic legal expenses decreased by approximately $8,000 in the last half of 1997 as compared with 1996. A decrease of $261,000 in production, discs and shipping costs resulted from more in-house production and the use of VSAT technology to update the Digital Box programming and advertising. Music costs associated with the Company's revenues decreased approximately $31,000 for the first six months of 1997 as compared with the first six months of 1996 due to the lower overall revenue levels.

Cost of sales associated with merchandise sold through the Company's retail operation was approximately $35,000 lower for the six months ended June 30, 1997, as compared with the same prior year period. The Company closed the store at the end of the first quarter of 1997, because it was unprofitable. This deletion of operations is expected to save the Company over $100,000 in operating expenditures for 1997.

Operational costs decreased $91,000 as a result of the full implementation of the digital box rollout. The savings were related to lower telecommunications costs of $43,000 and lower repair and maintenance costs of $48,000.

Offsetting these domestic decreases, increased national and direct response advertising sales revenues in the first six months of 1997, as compared with the same period in 1996, resulted in higher agency commissions of approximately $62,000. The Company also expended approximately $99,000 more in office and administrative costs during the six months ended June 30, 1997 than to the same prior year period. These increased charges related to increased use of consultants for internet development, marketing and public relations ($97,000), and higher property taxes relating to new digital box equipment ($31,000) offset by lower costs of office administration ($29,000). As discussed above, corporate overhead of approximately $644,000 was allocated to domestic operations in the first six months of 1997, with no comparable amount allocated in the first six months of 1996. These expenses included, for example, charges for management salaries, office space, telecommunications, travel and related expenses.

Distribution, general and administrative expenses for our international development and consolidated operations increased by approximately $1,041,000 for the six months ended June 30, 1997, as compared to the same prior year period. These expenses related to operations in Argentina, Chile, Peru and Venezuela, which launched in late 1996 and incurred minimal expenses in 1996, and start-up operations in New Zealand and Italy in 1997. The increased expenditures involved were: operations, office and administration ($288,000); salaries and benefits ($139,000); legal ($73,000); production, discs, tapes and shipping ($146,000); corporate allocations ($227,000); and marketing, research, trade advertising, travel and events ($168,000).

SATELLITE TRANSPONDER AND RENT PAID TO RELATED PARTIES:

Related party expenditures decreased from $495,000 for the first six months of 1996 to $236,000 for the same current year period. Satellite transponder and service fees for the Company's satellite distributed programming resulted in related party expenditures of $245,000 for the six months ended June 30, 1996 with no comparable expense in 1997. WTCI, a subsidiary of Tele-Communications, Inc., is now providing the satellite transponder and uplink services via the Hughes' satellite Galaxy 7, transponder 13. Beginning in January 1997, the fee charged by WTCI was $55,300 per month and such expense was included in the financial statements under "Affiliate fees, site costs and telephone service." The Company is negotiating a long-term agreement with WTCI for these services, which are now provided on a month-to-month basis.

In 1997 and 1996, the Company incurred rental expense of approximately $236,000 and $250,000, respectively, payable to Island Trading Company, Inc. for its corporate headquarters location.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expenses for the six months ended June 30, 1997, increased by approximately $538,000 due to capital expenditures for the development, equipment and installation costs associated with the new digital boxes launched in 1996 and 1997, as well as certain capital expenditures relating to international operations.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets to current liabilities) was 1.25 to
1.00 at June 30, 1997 as compared to 1.59 to 1.00 at June 30, 1996. At June 30, 1997, the Company's current assets exceeded its current liabilities by approximately $1,143,000.

The Company has used funds received from the 1995 and 1996 sales of its former United Kingdom subsidiary to: (i) fully implement the Digital Box, replacing all domestic analog boxes in the field with a Digital Box or a conversion to satellite service; (ii) expand the distribution of the Company's programming by constructing and installing additional box units with the new digital technology; (iii) advertise, market and promote the Company's programming including the staffing of a larger marketing and sales effort; (iv) research, develop, maintain and improve the Company's software and equipment including the continued development of the Digital Box; (v) fund working capital; and (vi) fund certain international programming ventures.

The Company utilized approximately $8.2 million in cash during 1996 and first half of 1997 for digital box equipment and related support equipment, software development, production equipment and leasehold improvements. These expenditures related mainly to the initial wave of development and installation of the Company's digital box technology, including base digital support equipment and enhancement to its in-house computer system during the past eighteen months, plus costs associated with expanding the Company's office space in New York and Miami Beach. The Company believes that the newly developed technology, known as the Digital Box, is a critical element of the Company's future. The marketing advantages provided by the Digital Box will allow enhanced localized programming and advertising plus programming improvements through enhanced audio and video quality, superior graphic quality, consumer friendly responsiveness (such as nearly immediate video play), and operational efficiencies, such as reduction of expenses associated with the manual process of tapes, discs, weekly change outs of music product and limited availability for advertising. The Company now has replaced all domestic analog boxes in the field with the Digital Box except for certain low performing boxes, which were switched to the Company's satellite box feed. There can be no assurance that this new technology will result in additional distribution, additional advertising sales or higher viewership. Analog box equipment taken out of domestic service has been or will be deployed internationally, reducing the Company's cash requirements for expansion in new and existing international markets.

Approximately $2,097,000 was spent during first six months 1997 in advances of operating expenses for the Company's international operations, specifically Holland, Argentina, Venezuela, Chile, Peru, New Zealand and Italy. Another $410,000 was spent for corporate international development expenses. It is anticipated that at least $2.3 million in cash will be required to support the Company's international operations through the end of 1997. No expansion into new international markets will be possible unless the Company is able to obtain the necessary financing.

In February 1996, the Company entered into a five-year agreement with an unaffiliated party to purchase satellite receiving equipment and satellite transponder time for sending digitized video segments from the Company's headquarters to the various box unit locations at cable head end and broadcast station sites. The minimum cash commitment of the Company under this agreement is approximately $1.9 million, of which approximately $1,350,000 has already been paid through July 1997. The remaining minimum commitment relates mainly to the monthly VSAT satellite transponder and uplink fees for the period of August 1997 through February 1999.

Management has and will continue to undertake several operational measures in an effort to continue to improve the Company's liquidity and cash flow position. With full implementation of the Digital Box, the Company will save approximately $70,000 in operating costs per month, or annual savings of $840,000. In 1995, the Company completed the renegotiation of affiliation agreements with the two largest multiple system operators. While considerable savings have resulted from the renegotiation of these agreements and all new agreements are signed at these similar reduced monthly guaranteed affiliation payments, it is not known if the Company may be required to incur additional costs in order to gain distribution in certain key markets.

On August 7, 1997, the Federal Communications Commission (the "FCC") adopted order FCC 97-279 (the "Order"). The Order establishes rules to implement the closed captioning requirements of the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act required the FCC to adopt, by August 8, 1997, rules and implementation schedules for the captioning of video programming ensuring access to video programming by persons with hearing disabilities. The Company estimates that it may cost approximately $430,000 to retrofit boxes that are currently in operation, in order to comply with the Order.

While domestically, the Company has been in a positive cash flow position, additional funding will be required to expand upon domestic and international distribution. The cost of a digital box installation totals $40,000 per box and launch incentive payments are also often required to gain cable carriage domestically. Internationally, the start-up costs of entering new countries is prohibited by the Company's financial position at this time. The Company anticipates that the closing of the merger transaction as discussed in Item 5 below, "Other Information", will provide the Company with the ability to gain financing for distribution. There is however, no assurance that this transaction will be completed, nor that such completion would result in the profitability of the Company.



PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

In May 1997, the Company settled the litigation against Donald L. Barone ("Barone"), Kenneth Trzecki ("Trzecki") and Healthcare Communications, Inc. ("HCI") in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the terms of the settlement, the Company paid an aggregate of approximately $165,000 to Barone, Trzecki and HCI, and all of the parties to the litigation exchanged releases and dismissed their respective claims with prejudice.

ITEM 5.  OTHER INFORMATION:

As of August 12, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TCI Music, Inc. ("TCI Music") and TCI Music Acquisition Sub, Inc. ("Acquisition Sub"), a wholly-owned subsidiary of TCI Music, pursuant to which Acquisition Sub will be merged (the "Merger") with and into the Company, with the Company as the surviving corporation.

The aggregate consideration deliverable by TCI Music in the Merger (the "Merger Consideration") will be equal to (a) the sum of (i) $38,502,672 and (ii) $1.50 times the number of shares of the Company's common stock, par value $.001 per share ("Company Common Stock"), issued prior to the closing of the Merger upon the exercise or conversion of options, warrants, convertible securities or other rights to acquire Company Common Stock that are outstanding as of the date of the Merger Agreement MINUS (b) the sum of (i) $1.50 times the number of shares of Company Common Stock that are held by holders of such shares who have not voted in favor of the Merger or consented to the Merger in writing and who have demanded appraisal rights with respect to such shares in accordance with the Florida Business Corporation Act (the "Dissenting Shares"), (ii) $1.50 times the number of shares of the Company's 6% convertible redeemable preferred stock, par value $.15 per share and stated value of $1.50 per share (the "Company Preferred Stock"), outstanding at the closing of the Merger that are not Dissenting Shares and (iii) all accrued and unpaid dividends on shares of Company Preferred Stock at the time of the closing of the Merger, whether or not such shares are Dissenting Shares.

Pursuant to the Merger Agreement, among other things, each share of Company Common Stock outstanding immediately prior to the closing of the Merger (except Dissenting Shares) will be converted into the right to receive (a) a fraction (the "Exchange Rate") of one share of TCI Music Series A Convertible Preferred Stock, par value $.01 per share ("TCI Music Preferred Stock"), and (b) as to any holder of shares of Company Common Stock, if the total number of shares of Company Common Stock of such holder is not convertible into a whole number of shares of TCI Music Preferred Stock, the right to receive cash in lieu of any fractional share of TCI Music Preferred Stock. Under the Merger Agreement, the Exchange Rate is defined as the quotient of (a) the quotient of the Merger Consideration divided by three times the average of the average daily closing bid and asked prices of one share of TCI Music Series A Common Stock, par value $.01 per share ("TCI Music Series A Common Stock"), for a period of 20 consecutive trading days ending on the third trading day prior to the closing of the Merger (as reported on the NASDAQ SmallCap Market), divided by (b) the number of shares of Company Common Stock outstanding immediately prior to the closing of the Merger, less the number of shares of Company Common Stock that are Dissenting Shares.

The holders of the TCI Music Preferred Stock will have the right, at any time, to convert each share of TCI Music Preferred Stock into three shares of TCI Music Series A Common Stock, subject to certain adjustments set forth in the Certificate of Designations (the "Certificate of Designations") for the TCI Music Preferred Stock. Holders of the TCI Music Preferred Stock will be entitled to vote on all matters submitted to a vote of the holders of the TCI Music Series A Common Stock. Each share of TCI Music Preferred Stock will entitle the registered holder thereof to a number of votes equal to the number of shares of TCI Music Series A Common Stock into which each such share is convertible as of the record date for the matter to be voted upon. Holders of the TCI Music Preferred Stock will vote together with holders of the TCI Music Series A Common Stock and will not be entitled to vote as a class except as otherwise required by TCI Music's Certificate of Incorporation or the General Corporation Law of the State of Delaware, the jurisdiction in which TCI Music is incorporated.

Holders of the TCI Music Preferred Stock will be entitled to receive cash dividends from time to time on each share of TCI Music Preferred Stock, payable out of funds legally available therefore, in an amount equal to the product of
(a) the amount of the cash dividend declared on one share of TCI Music Series A Common Stock or any other security into which the TCI Music Preferred Stock is then convertible and (b) the number of shares of TCI Music Series A Common Stock or other security into which one share of TCI Music Preferred Stock may be converted as of the date such dividend is declared. Such dividends will be payable to holders of the TCI Music Preferred Stock only if, as and when the Board of Directors of TCI Music declares cash dividends (and not dividends payable in other property) on the TCI Music Series A Common Stock.

At the option of TCI Music, all or any portion of the TCI Music Preferred Stock may be redeemed out of funds legally available therefor (a) during the 30-day periods immediately following the fourth, sixth and eighth anniversaries of the date on which the TCI Music Preferred Stock is first issued or first deemed to have been issued as a result of the Merger (the "Issue Date"), (b) at any time after the Closing Price (as defined in the Certificate of Designations) of the TCI Music Series A Common Stock equals or exceeds 125% of the average of the averages of the closing bid and asked prices of one share of TCI Music Series A Common Stock for a period of 20 consecutive business days ending on the third business day prior to the Issue Date (as adjusted to reflect the effects of any stock dividend, stock split, reclassification or combination affecting the TCI Music Series A Common Stock) for a period of at least 30 consecutive business days, and (c) at any time after the tenth anniversary of the Issue Date, in each case at the Liquidation Value per share of TCI Music Preferred Stock. Liquidation Value is defined in the Certificate of Designations as the sum of three times the average of the averages of the closing bid and asked prices of one share of TCI Music Series A Common Stock for a period of 20 consecutive business days ending on the third business day prior to the Issue Date, as increased on each anniversary of the Issue Date by an amount equal to the product of that sum and the greater of (a) the percentage increase, if any in the Consumer Price Index, All Urban Consumers, U.S. City Average, All Items, as published by the U.S. Department of Labor, Bureau of Labor Statistics (in an amount not to exceed 5% in any year), and (b) 3%.

Subject to (a) the rights of holders of any class or series of stock ("Senior Securities") of TCI Music authorized after the Issue Date ranking senior to the TCI Music Preferred Stock in respect of the right to receive payment of dividends prior to the TCI Music Preferred Stock or the right to receive assets upon liquidation, dissolution or winding up of the affairs of TCI Music prior to the TCI Music Preferred Stock and (b) any prohibition or restriction set forth in any security or bond, debenture, note, indenture, guarantee or other instrument or agreement evidencing any indebtedness of TCI Music, each holder of TCI Music Preferred Stock will have the right to require TCI Music, at any time, to redeem, out of funds legally available therefore, all or any portion of the outstanding shares of TCI Music Preferred Stock held by each holder at any time after the tenth anniversary of the Issue Date at the Liquidation Value per share of TCI Music Preferred Stock.

Upon any liquidation, dissolution or winding up of TCI Music, subject to the prior payment in full of amounts to which any Senior Securities are entitled, the holders of TCI Music Preferred Stock will be entitled to be paid an amount in cash equal to the aggregate Liquidation Value at the date fixed for liquidation of all shares of TCI Music Preferred Stock outstanding before any distribution or payment is made upon all shares of TCI Music Series B Common Stock, par value $.01 per share ("TCI Music Series B Common Stock"), and any other class or series of stock of TCI Music authorized after the Issue Date except Senior Securities and any class or series of stock of TCI Music that is entitled to receive payment of dividends on parity with the TCI Music Preferred Stock or is entitled to receive assets upon liquidation, dissolution or winding up of the affairs of TCI Music on parity with the TCI Music Preferred Stock.

Assuming (a) no shareholder of the Company has demanded appraisal rights in accordance with the Florida Business Corporation Act, (b) all of the outstanding shares of Company Preferred Stock are converted into Company Common Stock prior to the completion of the Merger and (c) the Exchange Rate is $7.00, immediately following the Merger (a) the outstanding shares of TCI Music Preferred Stock into which the Company Common Stock will be converted will represent approximately 6.64% of, and .85% of the voting power relating to, the total outstanding shares of TCI Music Series A Common Stock and TCI Music Series B Common Stock (collectively, the "TCI Music Stock"); and (b) the outstanding shares of TCI Music Series B Common Stock will represent approximately 75.39% of, and 96.84% of the voting power related to, the total outstanding shares of TCI Music Stock and TCI Music Preferred Stock. Liberty VJN, Inc., an affiliate of Tele-Communications, Inc. ("TCI"), beneficially owns approximately 5% of the outstanding shares of Company Common Stock. Assuming the same facts as set forth in the immediately preceding sentence, immediately following the Merger, TCI will beneficially own approximately 4.69% of the outstanding shares of TCI Music Preferred Stock, 45.73% of the TCI Music Series A Common Stock prior to any Preferred Stock conversion, and 100% of the outstanding TCI Music Series B Common Stock, which will collectively represent approximately 83.92% of the outstanding shares of TCI Music Stock and 97.94% of the voting power of the outstanding shares of TCI Music Stock and TCI Music Preferred Stock. The TCI Music Series B Common Stock entitles the holder to ten votes on each matter to be voted upon by the holders of TCI Music Series A Common Stock and TCI Music Series B Common Stock.

The respective obligations to TCI Music and Acquisition Sub to effect the Merger are subject to the satisfaction of certain conditions, including (a) the Merger Agreement and the transactions contemplated by the Merger Agreement will have been duly approved by holders of 75% of the outstanding shares of Company Common Stock and Company Preferred Stock entitled to vote, voting as a single class; (b) the number of Dissenting Shares do not exceed 15% of the issued and outstanding shares of Company Common Stock and Company Preferred Stock; (c) the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Act will have expired, or have been earlier terminated and any other notices or approvals or consents required by or of governmental entities, to the extent required to be obtained under the Merger Agreement, will have either been filed or obtained; and (d) the registration statement (the "Registration Statement") of TCI Music covering the TCI Music Preferred Stock and the TCI Music Series A Common Stock (into which the TCI Music Preferred Stock will be convertible) will have become effective in accordance with the provisions of the Securities Act of 1933 and any necessary securities law approvals will have been obtained and no stop orders suspending the effectiveness of the Registration Statement will have been issued by the Securities and Exchange Commission.

The obligations of the Company to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction of certain matters, including (a) the performance by TCI Music and Acquisition Sub, in all material respects, of their respective agreements in the Merger Agreement to be performed prior to the closing of the Merger and the accuracy of the representations and warranties of each of them in all material respects; and (b) the fiduciary obligations of the Board of Directors of the Company to the Company and its shareholders.

The respective obligations of TCI Music and Acquisition Sub to consummate the transactions contemplated by the Merger Agreement are also subject to the satisfaction or waiver of the following conditions: (a) the performance by the Company in all material respects, of the agreements of it in the Merger Agreement to be performed by it by the closing of the Merger and the accuracy of the Company's representations and warranties in all material respects; (b) receipt of all consents, orders and approvals of governmental entities and third parties, to the extent required to be obtained under the Merger Agreement; and
(c) the number of shares of the shareholders of the Company exercising dissenter's rights does not exceed 15% of the outstanding Company Common Stock and the Company Preferred Stock as of the date of the closing of the Merger.

Contemporaneously with the signing of the Merger Agreement, three shareholders of the Company, H.F. Lenfest, J. Patrick Michaels, Jr. and StarNet/CEA II Partners, who beneficially own 14,210,419 shares of Company Common Stock (representing approximately 55% of the outstanding shares of Company Common Stock) entered into a voting agreement with TCI Music, pursuant to which, among other things, each of such shareholders agreed to vote all of the shares of voting stock of the Company beneficially owned by each such shareholder in favor of the Merger and to vote all of such shares against any proposal that would compete or interfere with, or that would in any way delay or otherwise inhibit the timely consummation of the Merger. Such voting agreement will terminate (a) upon the mutual consent of all parties thereto, (b) at the closing of the Merger or (c) upon termination of the Merger Agreement.

The foregoing description of the Merger Agreement and the Certificate of Designations is qualified in its entirety by reference to the complete text of the Merger Agreement and the Certificate of Designations, which are incorporated by reference herein and copies of which (exclusive of exhibits and schedules) are filed as Exhibits 2.1 and 2.2, respectively, to this Report.



ITEM 6.  EXHIBITS

 2.1 Agreement and Plan of Merger dated as of August 12, 1997 among TCI Music, Inc., TCI Music Acquisition Sub, Inc. and the Company.

 2.2 Form of Certificate of Designations of TCI Music, Inc. Series A Convertible Preferred Stock.

10.33 Domestic Financing Agreement dated October 3, 1997 between Communications Equity Associates, Inc. ("CEA") and the Company.

10.34   Letter Agreement date August 7, 1997 between CEA and the Company.

10.35 Form of Indemnification Agreement between the Company and each of H.F. Lenfest, Alan McGlade, Stanley Greene and David Burns, four of the directors of the Company.

27      Financial Data Schedule (for SEC use only).

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



                                       THE BOX WORLDWIDE, INC.
                                       -----------------------
                                       (REGISTRANT)




Date:     August 12, 1997              By: /s/ Alan McGlade
                                           -------------------------------
                                           Alan McGlade
                                           President and Chief Executive Officer





Date:     August 12, 1997              By: /s/ Luann M. Hoffman
                                           -------------------------------
                                           Luann M. Hoffman
                                           Chief Financial and
                                             Administrative Officer