Form 10QSB
period 1997-09-30
BOX WORLDWIDE INC
filed 1997-11-14
CIK 803266

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ____

                           Commission File No. 0-15445


                             THE BOX WORLDWIDE, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           FLORIDA                                       59-2605267
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification
 incorporation or organization)                           Number)


     1221 Collins Avenue, Miami Beach, Florida                   33139
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 674-5000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No
                                    ---   ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                                 Number of Shares Outstanding
                                                  on November 12, 1997
Common Stock, par value $.001 Per Share                 24,892,623
Transitional Small Business Disclosure Format         Yes     No X
                                                          ---   ----

                             THE BOX WORLDWIDE, INC.

                                      INDEX

                                                                           PAGE
PART I              FINANCIAL INFORMATION

         Item 1     Financial Statements


                    Consolidated Balance Sheet at September 30,
                    1997 (Unaudited)                                          3


                    Consolidated Statements of Operations for the
                    Three Months and Nine Months ended September 30,
                    1997 and 1996 (Unaudited)                                 4


                    Consolidated Statements of Cash Flows for the
                    Nine Months ended September 30, 1997 and 1996
                    (Unaudited)                                               5


                    Notes to Financial Statements                             6


         Item 2     Management's Discussion and Analysis or
                    Plan of Operation                                        10


PART II             OTHER INFORMATION

         Item 5     Other Information                                        29

         Item 6     Exhibits                                                 30


SIGNATURES                                                                   31



                            THE BOX WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
===============================================================================

                                                               SEPTEMBER 30,
                                                                    1997
                                                               -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $  1,118,437
  Accounts receivable, less allowances for
    doubtful accounts of $319,000                                 3,509,928
  Receivable from officer                                            13,500
  Prepaid expenses and other current assets                         612,424
                                                               ------------
         TOTAL CURRENT ASSETS                                     5,254,289
                                                               ------------
RECEIVABLE FROM OFFICER - LONG TERM                                 106,161

PROPERTY AND EQUIPMENT, NET                                       8,817,501

DEFERRED COSTS AND OTHER ASSETS, NET                              2,160,032

INVESTMENT IN AND ADVANCES TO
  UNCONSOLIDATED COMPANY                                            333,276
                                                               ------------
         TOTAL ASSETS                                          $ 16,671,259
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $  1,447,782
  Accrued expenses                                                3,611,720
                                                               ------------
         TOTAL CURRENT LIABILITIES                                5,059,502
                                                               ------------
COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE REDEEMABLE PREFERRED STOCK
   $0.15 par value, $1.50 stated value, 1,800,000 shares
   authorized, 1,666,667 issued and outstanding
   including $120,822 of cumulative dividend payable              2,410,950
                                                               ------------
STOCKHOLDERS' EQUITY
   8% Cumulative convertible preferred
    stock, $1.00 par value, 200,000 shares
    authorized, none issued                                              --
   Common stock, $.001 par value
     40,000,000 shares authorized, 24,772,623
     shares issued and outstanding at September 30, 1997             24,773

   Additional paid in capital - Common Stock                     31,008,832

   Accumulated deficit                                          (21,796,014)
   Cumulative foreign currency translation                          (36,784)
                                                               ------------
         TOTAL STOCKHOLDERS' EQUITY                               9,200,807
                                                               ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                  $ 16,671,259
                                                               ============

See Notes to Financial Statements

                             THE BOX WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
==============================================================================

                                                             FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,
                                                              1997                 1996               1997                1996
                                                          -------------------------------------------------------------------------


REVENUES
    Advertising revenues                                   $  3,204,157        $  2,543,302        $  8,173,092      $  7,394,121
    Net viewer revenues                                       2,472,252           2,332,352           6,840,460         7,788,713
    Other revenues                                              138,090              69,310             420,022           213,897
                                                           ------------        ------------        ------------      ------------

                                                              5,814,499           4,944,964          15,433,574        15,396,731
    Interest income                                              51,262              58,095             288,890           252,252
                                                           ------------        ------------        ------------      ------------

                                                              5,865,761           5,003,059          15,722,464        15,648,983
                                                           ------------        ------------        ------------      ------------


COSTS AND EXPENSES
    Affiliate fees, site costs and
      telephone service                                       1,689,011           1,721,268           4,548,616         4,754,438
    Distribution, general and
      administrative                                          4,580,565           3,827,125          12,656,503        12,012,866
    Satellite transponder and rent
      paid to related parties                                   118,020             125,190             354,060           620,570
    Depreciation and amortization                               623,317             379,913           1,726,135           944,282
                                                           ------------        ------------        ------------      ------------

                                                              7,010,913           6,053,496          19,285,314        18,332,156
                                                           ------------        ------------        ------------      ------------

INCOME BEFORE INCOME TAXES AND INTEREST
     IN LOSSES OF UNCONSOLIDATED COMPANIES                   (1,145,152)         (1,050,437)         (3,562,850)       (2,683,173)

INCOME TAXES                                                    (17,904)            (15,424)            (17,904)          (15,424)
                                                           ------------        ------------        ------------      ------------

INCOME BEFORE INTEREST IN LOSSES OF
    UNCONSOLIDATED COMPANIES                                 (1,127,248)         (1,035,013)         (3,544,946)       (2,667,749)

INTEREST IN LOSSES OF UNCONSOLIDATED
     COMPANIES                                                 (140,742)            (41,033)           (457,479)         (495,368)
                                                           ------------        ------------        ------------      ------------


NET LOSS                                                     (1,267,990)         (1,076,046)         (4,002,425)       (3,163,117)

Deduct required dividend on 6% convertible
   redeemable preferred stock                                   (37,192)                  0            (112,192)                0
                                                           ------------        ------------        ------------      ------------

Net loss attributable to common stock                      $ (1,305,182)       $ (1,076,046)       $ (4,114,617)     $ (3,163,117)
                                                           ============        ============        ============      ============


Net loss per common share after deduction for
  required dividend on 6% convertible redeemable
  preferred stock                                          $      (0.05)       $      (0.04)       $      (0.17)     $      (0.13)
                                                           ============        ============        ============      ============

Weighted average number of common shares
  outstanding                                                24,060,432          24,001,129          24,021,546        23,967,566
                                                           ============        ============        ============      ============

  See Notes to Financial Statements

                             THE BOX WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
===============================================================================

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                                     1997              1996
                                                                               --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                     $(4,002,425)        $(3,163,117)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                               1,726,135             944,282
     Interest in losses of unconsolidated companies                                457,479             495,368
     Provision for bad debts and estimated chargebacks                                   0              45,037
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable                               (1,013,384)          1,085,842
       Increase in prepaid expenses and other current assets                      (297,965)           (615,693)
       Increase in accounts payable and accrued expenses                           455,414             448,708
                                                                               -----------         -----------

  NET CASH USED IN OPERATING ACTIVITIES                                         (2,674,746)           (759,573)
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (3,812,814)         (3,654,392)
  Increase in deferred costs                                                      (401,757)                  0
  Disposal of equipment                                                             83,798              99,177
  Increase in investment in and advances to unconsolidated companies              (492,897)           (479,937)
                                                                               -----------         -----------

  NET CASH USED IN INVESTING ACTIVITIES                                         (4,623,670)         (4,035,152)
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                            0               7,500
                                                                               -----------         -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                              0               7,500
                                                                               -----------         -----------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (34,551)            (36,607)
                                                                               -----------         -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (7,332,967)         (4,823,832)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   8,451,404           6,712,402
                                                                               -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 1,118,437         $ 1,888,570
                                                                               ===========         ===========


SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Stock issued for affiliate launch incentive fees                             $   770,842         $         0
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

2. Net loss per share computations are based on the weighted average shares of common stock outstanding during the quarter. Common stock equivalents were not considered in the computation of net loss per share as their effect would be to decrease net loss per share.

3. The consolidated financial statements include the balance sheet and operating results of the Company's wholly-owned subsidiaries, VJN LPTV Corp. (incorporated in February, 1994), The Box Worldwide Europe, B.V., (incorporated in August, 1995), Video Jukebox Network Europe, Ltd.(incorporated in January, 1996), The Box Worldwide-Latin America, Inc. (incorporated in January, 1996), The Box Argentina (incorporated in December 1996), and The Box Italy, srl (incorporated in January
         1997); and include on the equity method the operating results of Video Jukebox Network International, Limited ("VJNIL") for the first nine months of 1996. The Company also accounts for its 50% owned subsidiary, The Box Holland (incorporated in October, 1995), on the equity method of accounting. All significant consolidating and eliminating entries have been included.

         Unconsolidated Subsidiaries:

         The Box Holland --- The following is a summary of the balance sheet as of September 30, 1997 and operating results for the three months and nine months ended September 30, 1997 and 1996, respectively, of The Box
         Holland:

                                                       Three Months Ended                      Nine Months Ended
                                                 Sept 30, 1997   Sept. 30, 1996        Sept. 30, 1997 Sept 30,1996
                                                 -------------   --------------       --------------- ------------

                Current assets                                                         $    328,090     $   179,405
                Non-current assets                                                          819,595         775,448
                                                                                       ------------     -----------
                                                                                       $  1,147,685     $   954,853
                                                                                       ============     ===========

                Current liabilities                                                    $    398,253     $   135,330
                Equity, advances and notes
                  payable to shareholders                                                   749,432         819,523
                                                                                       ------------     -----------
                                                                                       $  1,147,685     $   954,853
                                                                                       ============     ===========

                Net revenues                    $    157,220     $    87,298           $    369,505     $   178,722
                                                ============     ===========           ============     ===========

                Net operating loss              $   (281,481)    $  (112,307)          $   (914,953)    $  (480,505)
                                                ============     ===========           ============     ===========

         The Company recorded interest income of approximately $30,000 and $142,000 during the quarter and nine months ended September 30, 1997, related to a $1,076,000 loan outstanding with The Box Holland, Inc. during these periods. Interest from inception of the loan in 1995 to the end of 1996 had not been previously recognized, and was included in the first quarter of 1997.

         VJNIL --- In September 1991, VJNIL, which began operations in 1992, was organized in the United Kingdom to develop and launch a United Kingdom version of the Company's music video television programming. The Company had beneficially owned 91% of the outstanding common stock of VJNIL from inception. On June 30, 1995, the Company purchased the remaining nine percent of VJNIL from its minority shareholder in exchange for 225,000 shares of the Company's common stock, which were valued at $267,187 on that day. Also on June 30, 1995, the Company completed the sale of a 50 percent equity interest in VJNIL to a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster") for $2,225,000 in cash. The Company's remaining investment in VJNIL had been accounted for on the equity method of accounting effective June 30, 1995. Prior to June 30, 1995, the subsidiary's assets, liabilities and operations had been consolidated with the Company.

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

         The following is a summary of VJNIL's balance sheet as of September 30, 1996 and operating results for the quarter and nine months ended September 30, 1996, respectively, during which period the Company's share of these results were accounted for on the equity method by the
         Company:


                                                   Three Months Ended    Nine Months Ended
                                                      Sept. 30,1996       Sept. 30, 1996
                                                   ------------------    ------------------
           Current assets                                                     $2,024,435
           Noncurrent assets                                                     972,072
                                                                              ----------
                                                                              $2,996,507
                                                                              ==========

           Current liabilities                                                $1,055,940
           Non-current liabilities                                                     0
           Equity, advances and notes
                 payable to shareholders                                       1,940,567
                                                                              ----------
                                                                              $2,996,507
                                                                              ==========
           Net revenues                                $  842,287             $1,910,200
                                                       ==========             ==========

           Net operating loss                          $  (70,759)            $ (565,216)
                                                       ==========             ==========


         The difference between the Company's recorded net investment in and advances to VJNIL at September 30, 1996 and the underlying equity in VJNIL's net assets relates primarily to previously recognized net losses prior to the sale of 50% of its interest in VJNIL. The Company recorded interest income of approximately $38,000 and $113,000 during the three and nine months ended September 30, 1996, respectively, related to a $1,500,000 loan outstanding with VJNIL during the period.

4.       Subsequent Events:

         As of August 12, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TCI Music, Inc. ("TCI Music") and TCI Music Acquisition Sub, Inc. ("Acquisition Sub"), a wholly-owned subsidiary of TCI Music, pursuant to which Acquisition Sub will be merged (the "Merger") with and into the Company, with the Company as the surviving corporation. The completion of the Merger is subject to the satisfaction of certain conditions, including the approval of the Merger Agreement and the transactions contemplated by the Merger Agreement by the shareholders of the Company. A special meeting of the shareholders of the Company for such purpose is scheduled to be held on December 16, 1997.

         On November 13, 1997, the Company mailed to the shareholders of record on November 10, 1997 a proxy statement/prospectus (the "Proxy Statement") containing, among other things, a description of the terms of the Merger Agreement. A summary of the terms of the Merger Agreement is set forth in the Proxy Statement on pages 40 through 47 under the section entitled "The Merger Agreement," which section is incorporated herein by reference.

5. On August 7, 1997, the Federal Communications Commission (the "FCC") adopted order FCC 97-279 (the "Order"). The Order establishes rules to implement the closed captioning requirements of the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act required the FCC to adopt, by August 8, 1997, rules and implementation schedules for the captioning of video programming ensuring access to video programming by persons with hearing disabilities. The Company estimates that it may cost approximately $110,000 to retrofit boxes that are currently in operation, in order to comply with the Order.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

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

Costs of international development and general corporate charges, to the extent they are not allocable to a reporting unit, are reported through the corporate division of the Company. For the results for the quarter ended September 30, 1996, however, no such expense allocations from the parent company to domestic and international operations were made. For comparability with the current period's results, all direct international and corporate expenses for the prior year period have been segregated.

For the quarter ended September 30, 1997, the Company realized a consolidated net loss of $1,267,990 as compared to a consolidated net loss of $1,076,046 for the quarter ended September 30, 1996. This consolidated loss is composed of the following items:

                                                                        Three Months Ended
                                                                        ------------------
                                                                   Sept 30, 1997    Sept 30, 1996
                                                                   -------------    --------------
         Income (loss) from domestic operations                     $    171,184       $  (245,006)
         Loss from international  operations
            and development                                           (1,160,670)         (490,465)
         Net corporate expenses                                         (278,504)         (340,575)
                                                                    ------------       -----------

         Consolidated net loss                                      $ (1,267,990)      $(1,076,046)
                                                                    ============       ===========

As noted above, the 1997 results reflect allocations of certain corporate charges to domestic and international operations, whereas no such allocations were made in 1996. Management believes that these allocations more accurately reflect the true cost to the domestic and international operating units for services provided by the parent company, as these items generally represent costs which these divisions would incur directly had such services not been provided by the parent. Prior to giving effect to these allocations, the third quarter 1997 income from domestic operations would have been $290,983 higher, and the same period loss from international development and operations would have been $113,455 lower.

Please refer to the following Supplemental Schedule of Revenue and Expenses by Segment for further detail:


                             THE BOX WORLDWIDE, INC.
            SUPPLEMENTAL SCHEDULE OF REVENUE AND EXPENSES BY SEGMENT
                 FOR QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

                                                CONSOLIDATED                CORPORATE                    DOMESTIC
                                         -------------------------  -------------------------    --------------------------
                                           1997           1996          1997       1996             1997         1996
                                         -------------------------  -------------------------    --------------------------
REVENUES
    Advertising revenues                 $ 3,204,157   $ 2,543,302    $       0   $         0    $3,122,839    $ 2,543,302
    Net viewer revenues                    2,472,252     2,332,352            0             0     2,077,705      2,242,103
    Other revenues                           138,090        69,310        6,668         2,496        19,004         53,614
                                         -----------   -----------    ---------   -----------    ----------    -----------

                                           5,814,499     4,944,964        6,668         2,496     5,219,548      4,839,019
    Interest income                           51,262        58,095       51,262        58,095             0              0
                                         -----------   -----------    ---------   -----------    ----------    -----------

                                           5,865,761     5,003,059       57,930        60,591     5,219,548      4,839,019
                                         -----------   -----------    ---------   -----------    ----------    -----------
COSTS AND EXPENSES
    Affiliate fees, site costs and
      telephone service                    1,689,011     1,721,268            0             0     1,426,937      1,638,177
    Distribution, general and
      administrative                       4,580,565     3,827,125      291,474       416,590     3,028,202      2,968,870
    Satellite transponder and rent
      paid to related parties                118,020       125,190            0             0       118,020        125,190
    Depreciation and amortization            623,317       379,913       62,864             0       475,205        351,788
                                         -----------   -----------    ---------   -----------    ----------    -----------

                                           7,010,913     6,053,496      354,338       416,590     5,048,364      5,084,025
                                         -----------   -----------    ---------   -----------    ----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES
 AND INTEREST IN LOSSES OF
 UNCONSOLIDATED COMPANIES                 (1,145,152)   (1,050,437)    (296,408)     (355,999)      171,184       (245,006)

INCOME TAXES                                 (17,904)      (15,424)     (17,904)      (15,424)            0              0
                                         -----------   -----------    ---------   -----------    ----------    -----------

INCOME (LOSS) BEFORE INTEREST IN
 LOSS OF UNCONSOLIDATED COMPANIES         (1,127,248)   (1,035,013)    (278,504)     (340,575)      171,184       (245,006)
                                         -----------   -----------    ---------   -----------    ----------    -----------

INTEREST IN LOSS OF UNCONSOLIDATED
 COMPANIES                                  (140,742)      (41,033)           0             0             0              0
                                         -----------   -----------    ---------   -----------    ----------    -----------

NET INCOME (LOSS)                        $(1,267,990)  $(1,076,046)   $(278,504)  $  (340,575)   $  171,184    $  (245,006)
                                         ===========   ===========    =========   ===========    ==========    ===========




                                                INTERNATIONAL
                                                 DEVELOPMENT &
                                                 OPERATIONS
                                         ----------------------------
                                             1997          1998
                                         ----------------------------
REVENUES
    Advertising revenues                 $    81,318    $       0
    Net viewer revenues                      394,547       90,249
    Other revenues                           112,418       13,200
                                         -----------    ---------

                                             588,283      103,449
    Interest income                                0            0
                                         -----------    ---------

                                             588,283      103,449
                                         -----------    ---------
COSTS AND EXPENSES
    Affiliate fees, site costs and
      telephone service                      262,074       83,091
    Distribution, general and
      administrative                       1,260,889      441,665
    Satellite transponder and rent
      paid to related parties                      0            0
    Depreciation and amortization             85,248       28,125
                                         -----------    ---------

                                           1,608,211      552,881
                                         -----------    ---------
INCOME (LOSS) BEFORE INCOME TAXES
 AND INTEREST IN LOSSES OF
 UNCONSOLIDATED COMPANIES                 (1,019,928)    (449,432)

INCOME TAXES                                       0            0
                                         -----------    ---------

INCOME (LOSS) BEFORE INTEREST IN
 LOSS OF UNCONSOLIDATED COMPANIES         (1,019,928)    (449,432)
                                         -----------    ---------

INTEREST IN LOSS OF UNCONSOLIDATED
 COMPANIES                                  (140,742)     (41,033)
                                         -----------    ---------

NET INCOME (LOSS)                        $(1,160,670)   $(490,465)
                                         ===========    =========


REVENUES:

Advertising Revenues:

Consolidated advertising revenue increased by approximately $661,000 for the quarter ended September 30, 1997 as compared with the same 1996 period. Domestic advertising revenues increased by approximately $580,000 for the quarter ended September 30, 1997 as compared with the same 1996 period. National advertising increased 28.2%, or approximately $535,000, for the quarter ended September 30, 1997 from the comparable period in 1996. Proctor and Gamble, Coca Cola, MCI, Nike, Nordic Trak, Reebok, Jordache, Gatorade, Nutrament and various other national consumer goods and services all advertised on THE BOX during the third quarter of 1997.

Record advertising increased approximately $45,000 in the third quarter of 1997 as compared to the same quarter of 1996. International advertising revenue was $81,000 for the third quarter of 1997, with no comparable amount in the third quarter of 1996.

Nearly $10.6 million in domestic advertising has already been booked for the year. International advertising is anticipated to contribute positively to consolidated operations in 1997, due to subscriber increases in existing international operations, the March 1997 broadcast launch of The Box Italy, and the attainment of critical mass levels of subscriber households now reached in Holland and Argentina. However, there can be no assurance that all booked revenue will actually be aired and earned or that the international growth will result in increased advertising.

Net Viewer Revenues:

The increase in net viewer revenues of $140,000 results from (1) the net effect of reduced domestic gross viewer revenues (negative effect of $325,000) offset by the related reduction in the telephone service provider's billing and collection charges (positive effect of $80,000) and the reduction in chargebacks experienced when consumers failed to pay for their requested videos (positive effect of $81,000), and (2) increased international viewer revenues (positive effect of $304,000).

Gross domestic viewer revenues, which resulted from the interactive telephone calls to THE BOX for video selections, decreased from $2,853,000 to $2,528,000, a difference of approximately $325,000 or 11.4% from the third quarter of 1996 to the third quarter of 1997. The decrease resulted from a lower average performance per box during the third quarter of 1997. This decrease in average performance may be attributed to factors involving both the Company and the music industry. THE BOX removed certain violent or sexually explicit videos from its playlists, which historically generated a significant number of viewer requests. The Company also has introduced request emulation when no viewer requests were in the queue in order to improve the on-air look of its programming. Finally, the transactional revenue has been negatively affected by airtime required for increased advertising and for additional programming elements such as Box Big Break (on-air spots featuring local artists) and other elements designed to strengthen viewing of THE BOX.

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

In addition to taking viewer requests via 900 service, the Company introduced a new program in 1996 to allow customers who would like to exceed the Company's 900 service credit limit to establish a prepaid account for the selection of videos. In addition to generating additional viewer revenue, this program has been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. Initiated as a test, this program slowly expanded during 1996 so that, by the end of that year, it was available to all customers. This new prepaid video program provided 32.1% of consolidated gross viewer revenue in the current period, as compared with 11.6% in the third quarter of 1996. Revenue from this program is recognized only as videos are selected, while prepaid account balances are included in current liabilities.

With lower domestic viewer revenues, the billing and collection charges imposed by the Company's telephone service providers were reduced proportionately. Therefore, an offset to the decrease in domestic gross revenue is the reduction in billing charges of approximately $80,000. Besides the lower revenue level, the Company has been successful in renegotiating with the telco providers to reduce billing and collection charges from 7.7% during the third quarter of 1996 to 7.0% during the third quarter of 1997. Further, revenue from the prepaid video program is not subject to billing and collection charges, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges relative to gross viewer revenue.

An additional component of net viewer revenues relates to the adverse effect of domestic customers who deny having made music video requests on THE BOX. In the Company's current international markets, consumers are not allowed to refute these charges, so the chargebacks are only occurring domestically. In an effort to reduce chargebacks from telephone companies, the Company is in its third year of call blocking for previous non-paying customers and applying credit limitations for all its interactive viewers. After nearly three years of these procedures, the Company has seen the chargeback rate reduced from over 16.7% in 1994, to approximately 14.9% currently. Chargebacks for the quarter ended September 30, 1997 totaled approximately $329,000 as compared to $410,000 for the same prior year period. Revenue from the prepaid video program is not subject to customer chargebacks since all money is collected before the videos air, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges relative to gross viewer revenue.

Net viewer revenue from international boxes increased by a net of $304,000 due to the late 1996 international launches in Chile and Peru, none of which were in operation during third quarter 1996, and the 1997 launches in New Zealand and Italy.

Other Revenue:

Miscellaneous revenues of $138,000 for the third quarter 1997 included $111,000 in domestic and international cable carriage fees, $6,000 for production services provided to our unconsolidated Holland affiliate, $10,000 from the music compilations marketed under the Company's BOXTunes label, and miscellaneous other revenue of approximately $16,000, offset by $5,000 in losses on the sale of some minor equipment. Interest income totaled approximately $51,000 in the third quarter of 1997, which included $30,000 related to an outstanding loan to the Company's Holland affiliate.

COSTS AND EXPENSES:

Affiliate Fees, Site Costs and Telephone Services:

Expenses for affiliate fees, site costs and telephone services were 68.3% and 73.8% of net viewer revenues for the quarters ended September 30, 1997 and 1996, respectively. Most expenses in this category as a percentage of net viewer revenues are up significantly for 1997 since a large portion of the affiliation fees, site costs and telecommunications charges are fixed per location. With the reduced level of domestic viewer transactional revenues, these expenses as a percentage of revenues increased in the third quarter of 1997. Offsetting the increase in these fixed expenses was a decrease in low power television affiliation fees as discussed below.

Overall expenses for affiliate fees, site costs and telephone services totaled $32,000 less for third quarter 1997 as compared with the same prior year period. This decrease resulted from lower net expenditures for domestic operations of $211,000 offset by increased expenditures for international operations of $179,000.

The domestic decrease in expenses of approximately $211,000 between the quarters ended September 30, 1997 and 1996 was due to the net effect of the following:

- A decrease of $279,000 in domestic transport resulted from a combination of reduced levels of viewer transactional revenues and rerouting of certain viewer calls in-house that were previously handled by outside service bureaus. In the future, the Company expects to continue to realize savings from the movement of these calls to an in-house operation.

- A decrease in low power television affiliation fees of approximately $183,000. Of this decrease, $107,000 relates to the discontinued affiliation with a New York City low power station broadcasting from Queens. This affiliation was terminated on January 31, 1997 to reduce affiliation fee expenditures since the other two low power affiliates in New York City had improved their signals and were covering a majority of the market at lower affiliation fees. The remainder of the decrease is due primarily to lower viewer revenue.

- An increase in the cable affiliation fees of approximately $213,000 resulted from an increase in the number of systems having guaranteed affiliate fees, and the amortization of incentive fees associated with new launches.

- An increase in satellite transponder and uplink fees of $38,000 paid for satellite service of THE BOX. In prior years and through the end of March 1996, the fees for satellite transponder and uplink services were paid to a related party and were included in the related party expenditure category in the financial statements. Beginning in April 1996, the Company entered into an agreement for such service with an unrelated third party. The rates for the transponder uplink increased from $42,500 per month to $55,300 per month beginning in January 1997. The Company is negotiating a long-term agreement with WTCI for these services, which are now provided on a month-to-month basis.

International expenses for affiliate fees, site costs and telephone services increased by $179,000 due to the start-up of new international operations in the second half of 1996 and the first quarter of 1997 that were not in existence during the third quarter of 1996.

Distribution, General and Administrative:

Consolidated distribution, general and administrative expenses for the quarter ended September 30, 1997 increased by approximately $753,000, from $3,827,000 in 1996 to $4,580,000 in 1997. This increase can be divided into the net effect of the following components: an increase in domestic expenditures of approximately $59,000; an increase of approximately $819,000 related to international development and operating expenses; and a decrease in corporate expenses of $125,000 (after allocation to domestic and international units).

As part of the Company's corporate restructuring, corporate expenses have been segregated from expenses relating to domestic and international development and operations. These corporate costs primarily consist of parent company personnel, administrative expenses, legal fees and the continuing development cost of the digital box and related technology. All charges which relate to domestic and international expenditures, which are essentially all charges except for the corporate costs of a public company, have been allocated to the operating units beginning with the first quarter of 1997. For the three month periods ended September 30, 1997 and 1996, the net corporate charges were as follows:

                                                                            Three Months Ended
                                                                      Sept 30,1997    Sept 30, 1996
                                                                      ------------    --------------
         Total corporate charges                                       $  695,910        $  416,590
         Allocated to The Box Worldwide-USA, Inc.                        (290,983)               --
         Allocated to international development and operations           (113,455)               --
                                                                       ----------        ----------

         Net corporate charges                                         $  291,472        $  416,590
                                                                       ==========        ==========

The increase in total corporate charges from $417,000 in 1996 to $696,000 for third quarter 1997 ($279,000) consisted of the following items:

- An increase in compensation of $81,000 relating mostly to the transfer of certain digital box development and engineering functions to the parent company in 1997.

- An increase of $197,000 in legal and consulting expenses associated with the pending merger with TCI Music, Inc.

- A decrease of $18,000 because the costs of the 1996 Annual Report were incurred in the third quarter of 1996, while the cost of producing the 1997 Corporate Annual Report occurred in the second quarter of 1997.

-        A net increase in various administrative expenses of $19,000.

Distribution, general and administrative expenses for domestic operations increased by $59,000 for the third quarter of 1997 as compared with the same prior year period, as follows:

- Increases were experienced in trade advertising, consumer marketing, research, industry events and travel and entertainment expenses of approximately $93,000 as a result of the Company beginning a new marketing campaign.

- Increased national and direct response advertising sales revenues in the third quarter of 1997, as compared with the same period in 1996, resulted in higher agency commissions of approximately $69,000. Legal expenses increased $33,000 in the current quarter.

- Offsetting these increases, savings were realized in various areas. The majority of the savings ($196,000) related to lower salaries and benefits realized primarily due to three factors: (i) the departure of the Executive Vice President, Programming in 1996 ($115,000); (ii) the transfer of certain staff from domestic operations to corporate and international operations ($20,000); and (iii) a general reduction of domestic staff due to the elimination of a number of positions ($61,000).

- A decrease of $127,000 in production, discs and shipping costs resulted from more in-house production and the use of VSAT technology to update the Digital Box programming and advertising.

- Cost of sales associated with merchandise sold through the Company's retail operation was approximately $32,000 lower for the quarter ended September 30, 1997, as compared with the same prior year period. The Company closed the store at the end of the first quarter of 1997, because it was unprofitable. This termination of operations is expected to save the Company over $100,000 in operating expenditures for 1997.

- Operational costs decreased $51,000 as a result of the full implementation of the digital box rollout. The savings were related to lower telecommunication costs ($18,000) and repair and maintenance costs ($33,000).

- The Company also expended approximately $21,000 less in office and administrative costs during the quarter ended September 30, 1997 than the same prior year period. This decrease in office and administrative costs occurred due to lower insurance premiums of $29,000 and a decrease in provision for bad debt of $45,000 as no additional provision is required this quarter as compared to the third quarter of 1996. These reductions are offset by increased use of consultants for internet development, marketing and public relations ($41,000), and higher costs of office administration ($12,000).

As discussed above, corporate overhead of approximately $291,000 was allocated to domestic operations in the third quarter of 1997, with no comparable amount allocated in the third quarter of 1996. These expenses included, for example, charges for management salaries, office space, telecommunications, travel and related expenses.

Distribution, general and administrative expenses for our international development and consolidated operations increased by approximately $819,000 for the quarter ended September 30, 1997, as compared to the same prior year period. These expenses related to operations in Argentina, Chile, Peru and Venezuela, which launched in 1996 and incurred minimal expenses in 1996, and start-up operations in New Zealand and Italy in 1997. The increased expenditures involved were: operations, office and administration ($143,000); salaries and benefits ($79,000); legal ($57,000); corporate allocations ($113,000); and marketing, research, trade advertising, travel and events ($301,000); and production and related costs ($126,000).

Rent Paid to a Related Party:

Related party expenditures attributable to rental expense payable to Island Trading Company, Inc. for the Company's corporate headquarters location decreased from $125,000 for the third quarter of 1996 to $118,000 for the same current year period.

Depreciation and Amortization:

Depreciation and amortization expenses for the quarter ended September 30, 1997, increased by approximately $243,000 due to capital expenditures for the development, equipment and installation costs associated with the new digital boxes launched in 1996 and 1997, as well as certain capital expenditures relating to international operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

OVERVIEW:

Due to the wide brand recognition of THE BOX, the Company changed its corporate name to The Box Worldwide, Inc. effective February 20, 1997. A corporate restructuring has segregated domestic operations from the international operations and from the purely corporate functions.

Costs of international development and general corporate charges, to the extent they are not allocable to a reporting unit, are reported through the corporate division of the Company. For the results for the nine months ended September 30, 1996, however, no such expense allocations from the parent company to domestic and international operations were made. For comparability with the current period's results, all direct international and corporate expenses for the prior year period have been segregated.

For the nine months ended September 30, 1997, the Company realized a consolidated net loss of $4,002,425 as compared to a consolidated net loss of $3,163,117 for the nine months ended September 30, 1996. This consolidated loss is composed of the following items:

                                                                                Nine Months Ended
                                                                                -----------------
                                                                      Sept 30, 1997          Sept 30, 1996
                                                                      -------------          -------------
         Loss from domestic operations                                $   (189,751)          $   (261,656)
         Loss from international operations
            and development                                             (3,298,026)            (1,908,695)
         Net corporate expenses                                           (514,648)              (992,766)
                                                                       -----------           ------------

         Consolidated net loss                                         $(4,002,425)          $ (3,163,117)
                                                                       ===========           ============

As noted above, the 1997 results reflect allocations of certain corporate charges to domestic and international operations, whereas no such allocations were made in 1996.

Management believes that these allocations more accurately reflect the true cost to the domestic and international operating units for services provided by the parent company, as these items generally represent costs which these divisions would incur directly had such services not been provided by the parent. Prior to giving effect to these allocations, the losses for the first nine months of 1997 from domestic operations and international development and operations would have been lower by $934,935 and $340,173, respectively.

Please refer to the following Supplemental Schedule of Revenue and Expenses by Segment for further detail:


                           THE BOX WORLDWIDE, INC.
           SUPPLEMENTAL SCHEDULE OF REVENUE AND EXPENSES BY SEGMENT
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                CONSOLIDATED               CORPORATE                          DOMESTIC
                                         -----------------------------------------------------------------------------------------
                                            1997          1996           1997         1996              1997            1996
                                         ------------------------------------------------------------------------------------------
REVENUES
    Advertising revenues                 $  8,173,092  $  7,394,121  $         0  $          0     $  8,076,926   $  7,394,121
    Net viewer revenues                     6,840,460     7,788,713            0             0        6,085,674      7,672,918
    Other revenues                            420,022       213,897       33,728        31,939           78,392        154,458
                                         ------------  ------------  -----------  ------------     ------------   ------------

                                           15,433,574    15,396,731       33,728        31,939       14,240,992     15,221,497
    Interest income                           288,890       252,252      288,890       252,252                0              0
                                         ------------  ------------  -----------  ------------     ------------   ------------

                                           15,722,464    15,648,983      322,618       284,191       14,240,992     15,221,497
                                         ------------  ------------  -----------  ------------     ------------   ------------
COSTS AND EXPENSES
    Affiliate fees, site costs and
      telephone service                     4,548,616     4,754,438            0             0        3,996,396      4,643,819
    Distribution, general and
      administrative                       12,656,503    12,012,866      682,799     1,292,381        8,729,507      9,336,734
    Satellite transponder and rent
      paid to related parties                 354,060       620,570            0             0          354,060        620,570
    Depreciation and amortization           1,726,135       944,282      172,371             0        1,350,780        882,030
                                         ------------  ------------  -----------  ------------     ------------   ------------

                                           19,285,314    18,332,156      855,170     1,292,381       14,430,743     15,483,153
                                         ------------  ------------  -----------  ------------     ------------   ------------
LOSS BEFORE INCOME TAXES
 AND INTEREST IN LOSSES OF
 UNCONSOLIDATED COMPANIES                  (3,562,850)   (2,683,173)    (532,552)   (1,008,190)        (189,751)      (261,656)

INCOME TAXES                                  (17,904)      (15,424)     (17,904)      (15,424)               0              0
                                         ------------  ------------  -----------  ------------     ------------   ------------

LOSS BEFORE INTEREST IN
 LOSS OF UNCONSOLIDATED COMPANIES          (3,544,946)   (2,667,749)    (514,648)     (992,766)        (189,751)      (261,656)
                                         ------------  ------------  -----------  ------------     ------------   ------------

INTEREST IN LOSS OF UNCONSOLIDATED
     COMPANIES                               (457,479)     (495,368)           0             0                0              0
                                         ------------  ------------  -----------  ------------     ------------   ------------

NET LOSS                                 $ (4,002,425) $ (3,163,117) $  (514,648) $   (992,766)    $   (189,751)  $   (261,656)
                                         ============  ============  ===========  ============     ============   ============



                                               INTERNATIONAL
                                                DEVELOPMENT &
                                                 OPERATIONS
                                         ----------------------------
                                              1997          1998
                                         ----------------------------

REVENUES
    Advertising revenues                 $    96,166   $         0
    Net viewer revenues                      754,786       115,795
    Other revenues                           307,902        27,500
                                         -----------   -----------

                                           1,158,854       143,295
    Interest income                                0             0
                                         -----------   -----------

                                           1,158,854       143,295
                                         -----------   -----------
COSTS AND EXPENSES
    Affiliate fees, site costs and
      telephone service                      552,220       110,619
    Distribution, general and
      administrative                       3,244,197     1,383,751
    Satellite transponder and rent
      paid to related parties                      0             0
    Depreciation and amortization            202,984        62,252
                                         -----------   -----------

                                           3,999,401     1,556,622
                                         -----------   -----------
LOSS BEFORE INCOME TAXES
 AND INTEREST IN LOSSES OF
 UNCONSOLIDATED COMPANIES                 (2,840,547)   (1,413,327)

INCOME TAXES                                       0             0
                                         -----------   -----------

LOSS BEFORE INTEREST IN
 LOSS OF UNCONSOLIDATED COMPANIES         (2,840,547)   (1,413,327)
                                         -----------   -----------

INTEREST IN LOSS OF UNCONSOLIDATED
     COMPANIES                              (457,479)     (495,368)
                                         -----------   -----------

NET LOSS                                 $(3,298,026)  $(1,908,695)
                                         ===========   ===========



REVENUES:

Advertising Revenues:

Consolidated advertising revenue increased by approximately $779,000 for the nine months ended September 30, 1997 as compared with the same 1996 period. Domestic advertising revenues increased by approximately $683,000 for the nine months ended September 30, 1997 as compared with the same 1996 period. National advertising improved 18%, or approximately $961,000, for the nine months ended September 30, 1997 from the comparable period in 1996. Proctor and Gamble, Coca Cola, MCI, Nintendo, Nike, Nordic Trak, AT&T, Reebok and various other national consumer goods and services all advertised on THE BOX during the first nine months of 1997.

Record advertising decreased approximately $278,000 in the first nine months of 1997 as compared to the same period of 1996. Part of this decrease occurred due to the change in music mixes throughout the Company's localized interactive boxes. In the past, the Company had relied almost exclusively on record advertising of urban and rap artists which is no longer compatible with the programming offered on all boxes. Minimal new music product was released during the first half of 1997, also resulting in lower advertising levels. Management believes that the presentations made by the Company's top management and record label advertising sales team were well received and, while it cannot be assured, record label advertising is expected to improve throughout the remainder of 1997. International advertising was $96,000 for the first nine months of 1997, with no comparable amount for the same period in 1996.

Net Viewer Revenues:

The decrease in net viewer revenues of $948,000 results from (1) the net effect of reduced domestic gross viewer revenues (negative effect of $2,240,000) offset by the related reduction in the telephone service provider's billing and collection charges (positive effect of $335,000) and the reduction in chargebacks experienced when consumers failed to pay for their requested videos (positive effect of $318,000), and (2) increased international viewer revenues (positive effect of $639,000).

Gross domestic viewer revenues, which resulted from the interactive telephone calls to THE BOX for video selections, decreased from $9,630,000 to $7,390,000, a difference of approximately $2,240,000 or 23.3% from the first nine months of 1996 to the first nine months of 1997. Approximately $403,000 related to the loss of carriage on a Detroit cable system in June 1996. The remaining decrease resulted from a lower average performance per box during the first nine months of 1997. This decrease in average performance may be attributed to factors involving both the Company and the music industry. THE BOX removed certain violent or sexually explicit videos from its playlists, which historically generated a significant number of viewer requests. The Company also has introduced request emulation when no viewer requests were in the queue. Finally, the transactional revenue has been negatively affected by airtime required for increased advertising and for additional programming elements such as Box Big Break (on-air spots featuring local artists) and other elements designed to strengthen viewing of THE BOX.

In addition to taking viewer requests via 900 service, the Company introduced a new program in 1996 to allow customers who would like to exceed the Company's 900 service credit limit to establish a prepaid account for the selection of videos. In addition to generating additional viewer revenue, this program has been designed to eliminate customer chargebacks and billing charges from service providers, as well as reduce transport costs. Initiated as a test, this program slowly expanded during 1996 so that, by the end of that year, it was available to all customers. This new prepaid video program provided 35.6% of consolidated gross viewer revenue in the current period, as compared with 9.6% in the first nine months of 1996. Revenue from this program is recognized only as videos are selected, while prepaid account balances are included in current liabilities.

With lower domestic viewer revenues, the billing and collection charges imposed by the Company's telephone service providers were reduced proportionately. Therefore, an offset to the decrease in domestic gross revenue is the reduction in billing charges of approximately $335,000. Besides the lower revenue level, the Company has been successful in renegotiating with the telco providers to reduce billing and collection charges from approximately eight percent during the first nine months of 1996 to seven percent during the first nine months of 1997. Further, revenue from the prepaid video program is not subject to billing and collection charges, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges relative to gross viewer revenue.

An additional component of net viewer revenues relates to the adverse effect of domestic customers who deny having made music video requests on THE BOX. In the Company's current international markets, consumers are not allowed to refute these charges, so the chargebacks are only occurring domestically. In an effort to reduce chargebacks from telephone companies, the Company is in its third year of call blocking for previous non-paying customers and applying credit limitations for all its interactive viewers. After nearly three years of these procedures, the Company has seen the chargeback rate reduced from over 16.7% in 1994, to approximately 14.9% currently. Chargebacks for the nine months ended September 30, 1997 totaled approximately $943,000 as compared to $1,261,000 for the same prior year period. Revenue from the prepaid video program is not subject to customer chargebacks since all money is collected before the videos air, and therefore the increase in revenue from this program as a percentage of total gross viewer revenue has also contributed to the reduction in these charges relative to gross viewer revenue.

Net viewer revenue from international boxes increased by a net of $639,000 due to the late 1996 international launches in Chile, Peru and Venezuela, none of which were in operation during first half of 1996, and the 1997 launches in New Zealand and Italy.

Other Revenue:

Miscellaneous revenues of $420,000 for the first nine months of 1997 included $265,000 in domestic and international cable carriage fees, $60,000 for production services provided to the Company's unconsolidated Holland affiliate, $23,000 in gains on the sale of some minor equipment, $23,000 for the sale of a low power television station, revenue totaling $15,000 from the music compilations marketed under the Company's BOXtunes label and miscellaneous other revenue of approximately $34,000. Interest income totaled approximately $289,000 in the first nine months of 1997, which included $142,000 related to an outstanding loan to the Company's Holland affiliate. Interest from inception of the loan in 1995 to the end of 1996 had not been previously recognized, and $60,000 was included in the first quarter of 1997 for interest prior to 1997.

COSTS AND EXPENSES:

Affiliate Fees, Site Costs and Telephone Services:

Expenses were 66.5% and 61.0% of net viewer revenues for the nine months ended September 30, 1997 and 1996, respectively. The percentage for the first nine months of 1997 increased to 69.7% after adjusting for a non-recurring credit of $218,000 due to a reversal of a reserve for affiliate fees related to discontinued systems. Recurring expenses in this category as a percentage of net viewer revenues are up significantly for 1997 since a large portion of the affiliation fees, site costs and telecommunications charges are fixed per location. With the reduced level of domestic viewer transactional revenues, these expenses as a percentage of revenues increased in the first nine months of 1997. Due mostly to this lower level of viewer revenue, expenses for affiliate fees, site costs and telephone services totaled $206,000 less for the first nine months 1997 as compared with the same prior year period. The total decrease resulted from decreased expenditures for domestic operations of $647,000, offset by increased expenditures in international operations of $441,000.

The domestic decrease in expenses of approximately $647,000 for the nine months ended September 30, 1997 as compared to 1996 was due to the net effect of the following:

- A decrease of $829,000 in domestic transport resulted from a combination of reduced levels of viewer transactional revenues and rerouting of certain viewer calls in-house that were previously handled by outside service bureaus. In the future, the Company expects to continue to realize savings from the movement of these calls to an in-house operation.

- An increase in the cable affiliation fees of approximately $98,000 resulted from an increase in the number of systems having guaranteed affiliate fees and the amortization of incentive fees associated with new launches.

- A decrease in low power television affiliation fees of approximately $303,000. Of this decrease, $250,000 relates to the discontinued affiliation with a New York City low power station broadcasting from Queens. This affiliation was terminated on January 31, 1997 to reduce affiliation fee expenditures since the other two low power affiliates in New York City had improved their signals and were covering a majority of the market at lower affiliation fees. The remainder of this decrease is due primarily to lower viewer revenue.

- An increase in telecommunications expense of $144,000 due mainly to the fixed VSAT transmission charges associated with the new digital box operations. While these expenses will provide for higher telecommunications expenses in 1997, the net cost savings of updating each Box location by VSAT satellite as opposed to the development, production and distribution of 3/4-inch tapes and laser discs required under the old analog technology are expected to total a minimum of $70,000 per month.

- An increase in satellite transponder and uplink fees of $243,000 paid for satellite service of THE BOX. Beginning in April 1996, the Company entered into an agreement for such service with an unrelated third party. In prior years and through the end of March 1996, the fees for satellite transponder and uplink services were paid to a related party and were included in the related party expenditure category in the financial statements.

International expenses for affiliate fees, site costs and telephone services increased by $441,000 due to the start-up of new international operations in the second half of 1996 and the first nine months of 1997 that were not in existence during the first nine months of 1996.

Distribution, General and Administrative:

Consolidated distribution, general and administrative expenses for the nine months ended September 30, 1997 increased by approximately $644,000, from $12,013,000 in 1996 to $12,657,000 in 1997. This increase can be divided into the net effect of the following components: a decrease in domestic expenditures of approximately $607,000; an increase of approximately $1,861,000 related to international development and operating expenses; and a decrease in corporate expenses of $610,000 (after allocation to domestic and international units).

As part of the Company's corporate restructuring, corporate expenses have been segregated from expenses relating to domestic and international development and operations. These corporate costs primarily consist of parent company personnel, administrative expenses, legal fees and the continuing development cost of the digital box and related technology. All charges which relate to domestic and international expenditures, which are essentially all charges except for the corporate costs of a public company, have been allocated to the operating units beginning with the first quarter of 1997. For the nine month periods ended September 30, 1997 and 1996, the net corporate charges were as follows:


                                                                                Nine Months Ended
                                                                       Sept 30,1997        Sept 30, 1996
                                                                       ------------        -------------
         Total corporate charges                                        $ 1,957,905         $  1,292,381
         Allocated to The Box Worldwide-USA, Inc.                          (934,935)                  --
         Allocated to international development and operations             (340,173)                  --
                                                                        -----------         ------------

         Net corporate charges                                          $   682,797         $  1,292,381
                                                                        ===========         ============


The increase in total corporate charges from $1,292,000 in 1996 to $1,958,000 for first nine months 1997 ($666,000) consisted of the following items:

- The Company decided to settle a long standing claim for the amount of $160,000 in cash, $5,000 in surrender of a replevin bond (previously written off to expense) plus related legal costs of $19,000. While the Company felt that the claims asserted were without merit, costs associated with going to trial would be greater than the agreed settlement amount, therefore the claim was settled.

- An increase in compensation of $172,000 relating mostly to the transfer of certain digital box development and engineering functions to the parent company in 1997.

- Higher legal costs of $65,000 relating to the corporate legal expense for regular SEC filings, a business controls study and costs associated with the corporate reorganization.

- An increase of $197,000 in legal and consulting expenses related to the pending merger with TCI Music, Inc.

-        Increased travel and industry event participation of $36,000.

-        Increased telecommunications cost of $25,000.

-        A decrease in various administrative expenses of $8,000.

Distribution, general and administrative expenses for domestic operations decreased by $607,000 for the first nine months of 1997 as compared with the same prior year period, as follows:

- The majority of the savings ($627,000) related to lower salaries and benefits realized primarily due to three factors: (i) the departure of the Executive Vice President, Programming in 1996 ($285,000); (ii) the transfer of certain staff from domestic operations to corporate and international operations ($60,000); and (iii) a general reduction of domestic staff due to the elimination of a number of positions ($282,000).

- Further decreases were experienced in trade advertising, consumer marketing, research, industry events and travel and entertainment expenses of approximately $521,000 as a result of the Company deferring the development of its new marketing campaign until the third quarter of 1997. Participation in several industry trade events also were reduced in order to control costs. While trade advertising will increase in the last half of 1997, the costs for trade events should remain low and possibly even decrease given the reduction of cable industry state association shows.

- A decrease of $385,000 in production, discs and shipping costs resulted from more in-house production and the use of VSAT technology to update the Digital Box programming and advertising. Music costs associated with the Company's revenues decreased approximately $32,000 for the first nine months of 1997 as compared with the first nine months of 1996 due to the lower overall revenue levels.

- Cost of sales associated with merchandise sold through the Company's retail operation was approximately $67,000 lower for the nine months ended September 30, 1997, as compared with the same prior year period. The Company closed the store at the end of the first quarter of 1997, because it was unprofitable. This deletion of operations is expected to save the Company over $100,000 in operating expenditures for 1997.

- Operational costs decreased $143,000 as a result of the full implementation of the digital box rollout. The savings were related to lower telecommunications costs of $61,000 and lower repair and maintenance costs of $82,000.

- Offsetting these domestic decreases, increased national and direct response advertising sales revenues in the first nine months of 1997, as compared with the same period in 1996, resulted in higher agency commissions of approximately $131,000. Domestic legal expenses increased by approximately $25,000 in the first nine months of 1997 as compared with 1996. The Company also expended approximately $77,000 more in office and administrative costs during the nine months ended September 30, 1997 than to the same prior year period. These increased office and administrative costs related to increased use of consultants for internet development, marketing and public relations ($138,000), and higher property taxes relating to new digital box equipment ($64,000) offset by lower insurance premiums ($50,000) and lower costs of office administration ($75,000).

As discussed above, corporate overhead of approximately $935,000 was allocated to domestic operations in the first nine months of 1997, with no comparable amount allocated in the first nine months of 1996. These expenses included, for example, charges for management salaries, office space, telecommunications, travel and related expenses.

Distribution, general and administrative expenses for our international development and consolidated operations increased by approximately $1,861,000 for the nine months ended September 30, 1997, as compared to the same prior year period. These expenses related to operations in Argentina, Chile, Peru and Venezuela, which launched in late 1996 and incurred minimal expenses in 1996, and start-up operations in New Zealand and Italy in 1997. The increased expenditures involved were: operations, office and administration ($430,000) ; salaries and benefits ($218,000); legal ($130,000); production, discs, tapes and shipping ($272,000); corporate allocations ($340,000); and marketing, research, trade advertising, travel and events ($471,000).

Satellite Transponder and Rent Paid to Related Parties:

Related party expenditures decreased from $621,000 for the first nine months of 1996 to $354,000 for the same current year period. Satellite transponder and service fees for the Company's satellite distributed programming resulted in related party expenditures of $245,000 for the nine months ended September 30, 1996 with no comparable expense in 1997. WTCI, a subsidiary of Tele-Communications, Inc., is now providing the satellite transponder and uplink services via the Hughes' satellite Galaxy 7, transponder 13. Beginning in January 1997, the fee charged by WTCI was $55,300 per month and such expense was included in the financial statements under "Affiliate fees, site costs and telephone service." The Company is negotiating a long-term agreement with WTCI for these services, which are now provided on a month-to-month basis.

In 1997 and 1996, the Company incurred rental expense of approximately $354,000 and $376,000, respectively, payable to Island Trading Company, Inc. for its corporate headquarters location.

Depreciation and Amortization:

Depreciation and amortization expenses for the nine months ended September 30, 1997, increased by approximately $782,000 due to capital expenditures for the development, equipment and installation costs associated with the new digital boxes launched in 1996 and 1997, as well as certain capital expenditures relating to international operations.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's current ratio (current assets to current liabilities) was 1.04 to
1.00 at September 30, 1997 as compared to 1.10 to 1.00 at September 30, 1996. At September 30, 1997, the Company's current assets exceeded its current liabilities by approximately $195,000.

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

The Company utilized approximately $8.8 million in cash during 1996 and first nine months of 1997 for digital box equipment and related support equipment, software development, production equipment and leasehold improvements. These expenditures related mainly to the initial wave of development and installation of the Company's digital box technology, including base digital support equipment and enhancement to its in-house computer system during the past twenty-one months, plus costs associated with expanding the Company's office space in New York and Miami Beach. The Company believes that the newly developed technology, known as the Digital Box, is a critical element of the Company's future. The marketing advantages provided by the Digital Box will allow enhanced localized programming and advertising plus programming improvements through enhanced audio and video quality, superior graphic quality, consumer friendly responsiveness (such as nearly immediate video play), and operational efficiencies, such as reduction of expenses associated with the manual process of tapes, discs, weekly change outs of music product and limited availability for advertising. The Company now has replaced all domestic analog boxes in the field with the Digital Box except for certain low performing boxes, which were switched to the Company's satellite box feed. There can be no assurance that this new technology will result in additional distribution, additional advertising sales or higher viewership. Analog box equipment taken out of domestic service has been or will be deployed internationally, reducing the Company's cash requirements for expansion in new and existing international markets.

Approximately $3,162,000 was spent during first nine months 1997 in advances of operating expenses for the Company's international operations, specifically Holland, Argentina, Venezuela, Chile, Peru, New Zealand and Italy. Another $649,000 was spent for corporate international development expenses. No expansion into new international markets will be possible unless the Company is able to obtain the necessary financing.

In February 1996, the Company entered into a five-year agreement with an unaffiliated party to purchase satellite receiving equipment and satellite transponder time for sending digitized video segments from the Company's headquarters to the various box unit locations at cable head end and broadcast station sites. The minimum cash commitment of the Company under this agreement is approximately $1.9 million, of which approximately $1,422,000 has already been paid through October 1997. The remaining minimum commitment relates mainly to the monthly VSAT satellite transponder and uplink fees for the current period through February, 1999.

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

On August 7, 1997, the Federal Communications Commission (the "FCC") adopted order FCC 97-279 (the "Order"). The Order establishes rules to implement the closed captioning requirements of the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act required the FCC to adopt, by August 8, 1997, rules and implementation schedules for the captioning of video programming ensuring access to video programming by persons with hearing disabilities. The Company estimates that it may cost approximately $110,000 to retrofit boxes that are currently in operation, in order to comply with the Order.

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


PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION:

As of August 12, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TCI Music, Inc. ("TCI Music") and TCI Music Acquisition Sub, Inc. ("Acquisition Sub"), a wholly-owned subsidiary of TCI Music, pursuant to which Acquisition Sub will be merged (the "Merger") with and into the Company, with the Company as the surviving corporation. The completion of the Merger is subject to the satisfaction of certain conditions, including the approval of the Merger Agreement and the transactions contemplated by the Merger Agreement by the shareholders of the Company. A special meeting of the shareholders of the Company for such purpose is scheduled to be held on December 16, 1997.

On November 13, 1997, the Company mailed to the shareholders of record on November 10, 1997 a proxy statement/prospectus (the "Proxy Statement") containing, among other things, a description of the terms of the Merger Agreement. A summary of the terms of the Merger is set forth in the Proxy Statement on pages 40 through 47 under the section entitled "The Merger Agreement," which section is incorporated herein by reference.


ITEM 6.  EXHIBITS

         2.1. Agreement and Plan of Merger, dated as of August 12, 1997, among TCI Music, Inc., TCI Music Acquisition Sub, Inc. and The Box Worldwide, Inc. (Incorporated by reference to Exhibit 2.1 to The Box Worldwide, Inc. Report on Form 10-QSB for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission (the "SEC") on August 14, 1997 (the "Form 10-QSB")).

         2.2. Form of Certificate of Designations of TCI Music, Inc. Series A Convertible Preferred Stocks (Incorporated by reference to
                  Exhibit 2.2 to the Form 10- QSB).

         10.1. Service Affiliation Agreement, dated August 4, 1997, between The Box Worldwide, Inc. and Suburban Cable TV Co., Inc.

         27.      Financial Data Schedule (for SEC use only).

         99.1. The section of the Proxy Statement/Prospectus of TCI Music, Inc. and The Box Worldwide, Inc. entitled "The Merger Agreement." Such Proxy Statement/Prospectus was filed with the SEC on November 12, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE BOX WORLDWIDE, INC.
                                  (REGISTRANT)




Date:  November 14, 1997          By: /s/Alan McGlade
                                      -----------------------------------
                                  Alan McGlade
                                  President and Chief Executive Officer





Date:  November 14, 1997          By: /s/Luann M. Hoffman
                                      ------------------------------------
                                  Luann M. Hoffman
                                  Chief Financial and
                                     Administrative Officer